Form 10-K
period 2025-12-31
HomeTrust Bancshares, Inc.
filed 2026-03-13
CIK 1538263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
As of March 9, 2026, there were issued and outstanding 16,928,453 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock as of June 30, 2025, was $589.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant).
Documents Incorporated By Reference
Portions of the Registrant's Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

HOMETRUST BANCSHARES, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

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
•the impact of geopolitical instability and trade policies on our operations including the imposition of tariffs and retaliatory tariffs;
•effects of natural disasters, other severe weather events, epidemics and other public health issues, and other external events;
•changes in interest rate levels and the duration of such changes, including actions by the Federal Reserve, which could materially affect our net interest margin, funding costs, asset values, and access to capital and liquidity;
•the impact of inflation or a potential recession, including monetary and fiscal policy responses thereto, and the impact on consumer and business behavior;
•the effects of a Federal government shutdown, a debt ceiling standoff, or other fiscal policy uncertainty;
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
•our ability to control operating costs and expenses, including costs associated with our operation as a public company;
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
•the ability to adapt to rapid technological changes, including advancements in artificial intelligence, digital banking and cybersecurity;
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
PART I
Item 1. Business
Overview
HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the holding company for HomeTrust Bank in connection with the Bank’s conversion from mutual to stock form, which was completed on July 10, 2012. As a bank holding company and financial holding company, we are regulated by the Federal Reserve. At December 31, 2025, the Company had consolidated total assets of $4.5 billion, total deposits of $3.7 billion and stockholders’ equity of $600.7 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Form 10-K, including the audited consolidated financial statements and related data, relates primarily to the Bank and its subsidiary. As a North Carolina state-chartered bank, and member of the FRB, the Bank's primary regulators are the NCCOB and the Federal Reserve. The Bank's deposits are federally insured up to applicable limits by the FDIC. The Bank is a member of the FHLB of Atlanta, which is one of the 11 regional banks in the FHLB System. Our headquarters is located in Asheville, North Carolina.
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
In recent years, we have focused on our mission to establish a behavior-based culture that focuses on fundamentals that serve as a guiding light in every facet of our business. In 2022, we introduced 33 culture fundamentals that encapsulate the values we hold and solidify our unique culture. Each week, a different fundamental is emphasized and discussed throughout the Company through unique videos and at the start of each team meeting. From “#1 - do the right thing, always” to “#17 - think and act like an owner” to “#33 - keep things fun,” these fundamentals are not just how we behave and treat each other and our customers, but also how we manage the Company.
Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in commercial real estate loans, construction and development loans, commercial and industrial loans, equipment finance leases, municipal leases, loans secured by first and second mortgages on one-to-four family residences including home equity loans and other consumer loans. We also originate one-to-four family loans, SBA loans and HELOCs to sell to third-parties. In addition, we invest in debt securities issued by United States Government agencies and GSEs, municipal bonds, corporate bonds and certificates of deposit insured by the FDIC. We offer a variety of deposit accounts for individuals, businesses and nonprofit organizations.
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
Human Capital
As of December 31, 2025, we employed 550 full-time employees and 24 part-time employees, for a total of 574 employees. Our employees are located primarily in our five-state geographic footprint: North Carolina (374), Tennessee (54), Georgia (52), South Carolina (41) and Virginia (41). In addition, 12 employees are located in other states across the U.S and work remotely.
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
Our talent acquisition practices are designed to attract top talent and foster a workplace where belonging fuels excellence. Selection teams are guided by our talent acquisition professionals in the proper recruitment and selection of candidates with a focus on competency-based hiring. We stay abreast of market trends and best practices, ensuring that we remain competitive and an attractive place to work. An employee referral program serves to reward current employees for identifying top candidates who choose to apply and accept employment with us.
Our business strategy relies heavily on relationships with both internal and external stakeholders. At new employee orientation, newly hired employees are educated on the history of the Company, our vision and our 33 culture fundamentals which outline how we work with our customers, partners and each other. We require all leaders to provide regular performance feedback and encourage collaboration across the Company through open dialogue and focused execution while seeking diverse perspectives.
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
To foster inclusivity and support our employees through various life events, we offer a 100% paid parental leave benefit to all eligible employees, regardless of gender, for the birth, adoption or fostering of a new child. In addition, we offer company-paid short-term disability coverage to provide 100% wage replacement for eight weeks for employees with at least one year of service if they experience a qualifying medical event. Supporting our employees through personal hardships is of the utmost importance which is why we founded the HTB Employee Relief Fund, launched with a significant initial donation by the Bank, and continuously funded through employee donations and a generous match by the Company each year. The HTB Employee Relief Fund provides financial grants to support employees in times of crisis, disaster or hardship.

We believe a strong corporate culture and employee engagement is crucial to the success of the Company. In 2025, we conducted a comprehensive employee engagement survey, with a high-level of employee participation. Year-over-year we have continued to improve our employee engagement results. Results are utilized to gain perspective on what we do well and identify opportunities for improvement. In addition, HomeTrust continues deepening the understanding of our 33 culture fundamentals which we introduced in 2022. Our fundamentals are a behavior-based set of expectations, intended to support the Company's core values and increase overall employee engagement. As employees exit the organization, we seek their candid feedback through confidential interviews and surveys to improve our processes, practices and overall work environment.
HomeTrust is committed to sustaining a high-performing regional community bank and we believe the best way to achieve that goal is to become a regionally and nationally recognized best place to work. In 2025, the Company was named one of Bank Director’s “Best U.S. Banks,” one of Forbes’ “America’s Best Banks,” one of S&P Global’s “Top 50 Community Banks,” and named to the 2025 KBW Honor Roll. In addition, the Company has been recognized as one of American Banker’s “Best Banks to Work For,” received a “Most Loved Workplace” certification by Best Practices Institute, named as one of Best Companies Group’s “America’s Best Workplaces,” and a "Best Place to Work" in Georgia, North Carolina, South Carolina, Tennessee and Virginia. These recognitions are a testament to the collective achievements of our teams and our ongoing commitment to enhancing the employee experience. HomeTrust continues to make significant investments in the culture of our workplace, expansion of inclusive benefits, increased employee communication, training and education opportunities. Collectively, these initiatives are designed to have a teammate first work environment to boost employee morale, engagement and job satisfaction.
We are committed to serving and strengthening the communities in which we live, work and play and believe this commitment fosters strong and rewarding relationships with our clients and community partners. Community Service Leave ("CSL") is awarded annually to employees to foster volunteerism with charitable organizations of their choice throughout the year. All employees are eligible for CSL and may use it throughout the calendar year to participate in eligible community service activities. The Bank also annually sponsors two week-long events called the "Heart of HTB" where employees come together to volunteer at non-profit organizations which serve our communities.
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
Lending Policy and Procedures
Loan credit authority is granted by position rather than on an individual officer-by-officer basis. These loan authorities are reviewed and approved, at least annually, by the Credit Risk Committee, which is made up of the Chief Executive Officer, Chief Credit Officer, Chief Risk Officer, the Commercial Banking Group Executive, the Consumer Banking Executive and the Director of Commercial Credit. The Senior and Executive Loan Committee approval authority levels must be approved by the Board of Directors.
Commercial loan relationships in excess of $7.5 million in total credit exposure must be approved by our Senior Loan Committee, which is comprised of the Director of Commercial Credit (Chief Credit Officer or Senior Credit Officer may substitute) and the Commercial Banking Group Executive (Chief Executive Officer may substitute). Any loan submitted for Senior Loan Committee approval should have the prior approval of the Relationship Manager, the Market President (Commercial Banking Group Executive may substitute) and their assigned Senior Credit Officer. Loan relationships in excess of $20.0 million in total credit exposure must be approved by the Executive Loan Committee comprised of the Chief Executive Officer, Commercial Banking Group Executive, Chief Credit Officer, the Director of Commercial Credit and the Senior Credit Officers not involved with the credit. A quorum consists of at least three members, one of whom must be either the Chief Credit Officer or the Director of Commercial Credit. A 70% vote is required for approval. The Executive Loan Committee may approve one transaction that will temporarily increase a borrower’s total credit exposure by more than 10% over 60% of the Bank’s legal lending limit; otherwise, total credit exposure in a single loan or group of loans to related borrowers exceeding 60% of the Bank’s legal lending limit (approximately $54.2 million as of December 31, 2025) must be approved by the Bank's Board of Directors. The Bank currently has one relationship in excess of this limit.
Investment Policy and Procedures
The Bank invests in various securities based on investment policies that have been approved by our Board of Directors and adhere to bank regulations. These securities include: United States Treasury obligations, securities of various federal agencies, including mortgage-backed securities, callable agency securities, certain certificates of deposit of insured banks and savings institutions, municipal bonds, investment grade corporate bonds and federal funds. See “How We Are Regulated” below for a discussion of additional restrictions on our investment activities.
Our Chief Financial Officer is responsible for the management of our investment portfolio, subject to the direction and guidance of the Asset/Liability Committee of the Board of Directors. He considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.
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
The Regulatory Relief Act, among other matters, expands the definition of qualified mortgages that may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single CBLR. In September 2019, the regulatory agencies, including the NCCOB and FRB, adopted a final rule, effective January 1, 2020, creating the CBLR for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. The CBLR provides for a simple measure of capital adequacy for qualifying institutions. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies' prompt corrective action framework. On November 25, 2025, the Federal banking agencies, including the Federal Reserve, proposed a lower CBLR requirement of 8%. Community banks that fail to meet the qualifying criteria after opting into the CBLR framework would have four reporting periods to meet the qualifying criteria again provided they maintain a leverage ratio above 7% and have not used the grace period for more than eight of the prior 20 quarters. The agencies also proposed removing the provisions under the CBLR framework that provided temporary relief for qualifying community banks during the COVID-19 outbreak. The Bank has not currently elected to adopt the CBLR framework, but may consider that election in the future.
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
The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain relationships and common interests. That limit is generally equal to 15% of unimpaired capital and surplus, which was $90.3 million as of December 31, 2025. The limit is increased to 25% for loans fully secured by readily marketable collateral. The Bank has no lending relationships in excess of its lending limit.
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
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.
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
In addition to the risk-based capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.50% of risk-weighted assets above the minimum levels for such ratios in order to avoid limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. To meet the minimum capital ratios and the capital conservation buffer requirements, the capital ratios applicable to the Company and the Bank are (i) a CETI capital ratio greater than 7.00%; (ii) a Tier 1 capital ratio greater than 8.50%; (iii) a total capital ratio greater than 10.50%; and (iv) a Tier 1 leverage ratio greater than 4.00%. As of December 31, 2025, the Bank's risk-based capital exceeded the required capital conservation buffer.
To be considered “well capitalized,” a depository institution must have a Tier 1 capital ratio of at least 8.00%, a total capital ratio of at least 10.00%, a CET1 capital ratio of at least 6.50% and a leverage ratio of at least 5.00% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. Under certain circumstances, regulators are required to take certain actions against banks that fail to meet the minimum required capital ratios. Any such institution must submit a capital restoration plan and, until such plan is approved, may not increase its assets, acquire another depository institution, establish a branch or engage in any new activities, or make capital distributions. As of December 31, 2025, HomeTrust Bank met the requirements to be “well capitalized” and met the capital conservation buffer requirement. For additional information regarding the Bank’s required and actual capital levels at December 31, 2025, see “Note 18 – Regulatory Capital Matters” of the Notes to Consolidated Financial Statements included in Item 8 in this report.
Federal Home Loan Bank System. HomeTrust Bank is a member of the FHLB of Atlanta, which is one of the 11 regional banks in the FHLB System that administer the home financing credit function of financial institutions. The FHLBs are subject to oversight by the Federal Housing Finance Agency and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and make loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.
At December 31, 2025, the Bank held $3.4 million in FHLB stock which complied with the holding requirements.

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
The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2025, HomeTrust Bank’s aggregate recorded loan balances for construction, land development and land loans were 53.7% of regulatory capital. In addition, at December 31, 2025, HomeTrust Bank’s commercial real estate loans, as defined by the guidance, were 209.9% of regulatory capital. See "Risk Factors – The level of our commercial real estate portfolio may subject us to additional regulatory scrutiny."
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
The Anti-Money Laundering Act of 2020, which amended the BSA, is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.
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
Capital Requirements for HomeTrust Bancshares. As a bank holding company, HomeTrust Bancshares, Inc. is subject to the minimum regulatory capital requirements established by Federal Reserve regulation, which generally are the same as the capital requirements for the Bank. These capital requirements include provisions that might impact the ability of the Company to pay dividends to stockholders or repurchase shares. For a description of the capital regulations, see "Regulation of HomeTrust Bank – Capital Requirements for HomeTrust Bank" and “Note 18 – Regulatory Capital Matters” of the Notes to Consolidated Financial Statements included in Item 8 in this report. At December 31, 2025, HomeTrust Bancshares, Inc. exceeded its minimum regulatory capital requirements under Federal Reserve regulations.
Federal Securities Law. The common stock of HomeTrust Bancshares, Inc. is registered with the SEC under the Exchange Act. HomeTrust Bancshares, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.
The SEC has adopted regulations and policies under the Exchange Act that seek to increase corporate responsibility, provide enhanced penalties for accounting and auditing improprieties and protect investors by improving the accuracy and reliability of corporate disclosures in SEC filings. These regulations and policies include very specific additional disclosure requirements and mandate corporate governance practices.
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
Stock Repurchases. A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. The Company repurchased 334,413 shares during the year ended December 31, 2025.
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
Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. In 2009, IRC 172 (b) (1) was amended to allow businesses to carry back losses incurred in 2008 and 2009 for up to five years to offset 50% of the available income from the fifth year and 100% of the available income for the other four years. At December 31, 2025, we had $6.4 million of net operating loss carryforwards for federal income tax purposes.
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
State Taxation
Georgia. The state of Georgia requires banks to file a bank tax return. As a multi-state bank, we pay taxes on the portion of revenue generated within the state. In 2025 and 2024 the tax rate was 5.75%.
North Carolina. The state of North Carolina requires all corporations chartered or doing business in the state to pay a corporate tax. In 2025 and 2024 the tax rate was 2.25% and 2.5%, respectively.
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
South Carolina. The state of South Carolina requires banks to file a bank tax return. As a multi-state bank, we pay taxes on the portion of revenue generated within the state. In 2025 and 2024 the tax rate was 4.5%.
Tennessee. The state of Tennessee requires banks to file a franchise and excise tax form for financial institutions. The franchise tax is based on the portion of revenue generated in the state, the net worth of the Bank and the applicable franchise tax, which was $0.25 per $100 in 2025 and 2024. The excise tax is based on the taxable income (as defined by the state), the portion of revenue generated in the state and the applicable excise tax, which was 6.5% in 2025 and 2024.
Virginia. The state of Virginia requires banks to file a bank franchise tax. The tax is based on the portion of capital deployed within the state and county level (as defined by the state) and was taxed at $1 per $100 of taxable value in 2025 and 2024.

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
A deterioration in economic conditions, particularly within our primary market areas, could result in the following consequences, among others, any of which could materially hurt our business:
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
At December 31, 2025, the most significant portion of our loans located outside of our primary market areas were equipment finance loans, SBA loans and purchased HELOCs. As a result, our financial condition and results of operations are subject to general and regional economic conditions and the real estate conditions prevailing in the markets in which the underlying properties securing these loans are located, as well as the conditions in our primary market areas. If economic conditions or the real estate markets decline in the areas where the properties securing these loans are located, we may suffer decreased net income or losses associated with higher default rates and decreased collateral values on our existing portfolio. Further, because they are outside of our primary market areas, these loans can be more difficult to monitor than other loans.
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
Inflation rose sharply starting at the end of 2021 to levels not seen in more than 40 years. This rise continued through the first half of 2024. From September through the end of 2024, the Federal Open Market Committee (“FOMC”) of the Federal Reserve reduced the targeted federal funds rate three times to a range of 4.25% to 4.50%, and further reduced the rate in September, October and December 2025 to a range of 3.50% to 3.75%; however, despite these actions, general market rates of interest remain elevated. Small- and medium-sized businesses may be impacted more during periods of high inflation, as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

Severe weather and other natural disasters, acts of war or terrorism, new public health issues or other adverse external events could harm our business.
Severe weather and other natural disasters, acts of war or terrorism, public health issues or other adverse external events could have a significant impact on our ability to conduct business. Such events could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling the flow of business, as well as through the destruction of our facilities and our operational, financial and management information systems. There is no assurance that our business continuity and disaster recovery program can adequately mitigate these risks. Such events could also affect the stability of our deposit base, cause significant property damage, adversely affect our employees, adversely impact the values of collateral securing our loans and/or interfere with our borrowers’ abilities to repay their debt obligations to us.
Risks Related to Lending Activities
Our business may be adversely affected by credit risk associated with residential property.
At December 31, 2025, $633.5 million, or 17.7% of our total loan portfolio, was secured by liens on one-to-four family residential loans. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the housing markets in which we operate may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.
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
Our non-owner occupied residential real estate loans may expose us to increased credit risk.
At December 31, 2025, $142.6 million, or 22.5% of our one-to-four family loans and 4.0% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with the Bank, which may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.
Our construction and land development loans have a higher risk of loss than residential or commercial real estate loans.
At December 31, 2025, construction and land development loans in our residential real estate loan portfolio were $45.6 million, or 1.3% of our total loan portfolio, and consisted primarily of construction to permanent loans to homeowners building a residence or developing lots in residential subdivisions intending to construct a residence within one year. Construction and land development loans in our commercial real estate loan portfolio at December 31, 2025, totaled $277.0 million, or 7.7% of our total loan portfolio, and consisted of loans to contractors and builders primarily to finance the construction of single and multifamily homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale.
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

In addition, during the term of some of our construction and land development loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the ultimate success of the project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. In addition, increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser's borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold, which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser or tenant for the finished project. At December 31, 2025, $161.0 million of our construction and land development loans were for speculative construction and none were classified as nonaccruing.
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
Our non-owner occupied and owner occupied commercial real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.
While commercial real estate lending is potentially more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans require a more detailed analysis at the time of loan underwriting and on an ongoing basis. At December 31, 2025, commercial real estate loans were $1.8 billion, or 49.8% of our total loan portfolio, including multifamily loans totaling $110.9 million or 3.1% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because commercial real estate typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. At December 31, 2025, commercial real estate loans that were nonperforming totaled $17.4 million, or 39.8% of our total nonperforming loans.
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
The level of our non-owner occupied commercial real estate loan portfolio may subject us to additional regulatory scrutiny.
The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm/non-residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Our total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 209.9% of total risk-based capital at December 31, 2025. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or out of an abundance of caution). The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including Board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While not exceeding the 300% of capital threshold, we have implemented policies and procedures with respect to our commercial real estate loan portfolio that we believe are consistent with this guidance. Bank regulators could, however, require us to implement additional policies and procedures pursuant to their interpretation of the guidance that may result in additional costs to us.
Our equipment finance and auto finance lending increases our exposure to lending risks.
At December 31, 2025, $311.4 million and $38.3 million, or 8.7% and 1.0% of our total loan portfolio, consisted of equipment finance and indirect auto finance loans, respectively. Equipment finance and indirect auto finance loans are inherently risky as they are secured by assets that depreciate rapidly. In some cases, repossessed collateral for transportation and construction loans, and manufacturing equipment for equipment finance loans may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Equipment finance loan collections depend on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by reduced cash flows of the borrower's business within certain industries.
Specific to the equipment finance portfolio, during the year ended December 31, 2023, our balances of both nonaccrual loans and net charge-offs increased significantly due to pressure in the over-the-road trucking sector, in particular loans to smaller operators. In response, we elected to cease further originations within the sector as of December 31, 2023 and have devoted additional attention towards resolving loans within the existing portfolio. As a reflection of those efforts, although net charge-offs within the portfolio remained elevated, the outstanding balance of over-the-road trucking loans has declined from $121.4 million at December 31, 2023 to $74.5 million at December 31, 2024 and $38.0 million as of December 31, 2025, respectively.
Lastly, as a result of our decision to cease indirect auto finance loan originations as of March 31, 2024, the outstanding balance of the portfolio has declined from $107.0 million at December 31, 2023 to $69.1 million at December 31, 2024 and $38.3 million at December 31, 2025, respectively. The collectability of the existing portfolio of auto loans depends on the borrower’s continuing financial stability, and therefore is more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.
Repayment of our municipal leases is dependent on fire departments receiving tax revenues from counties/municipalities.
At December 31, 2025, municipal leases were $166.4 million, or 4.7% of our total loan portfolio. We offer ground and equipment lease financing to fire departments located throughout North Carolina and, to a lesser extent, South Carolina and Virginia. Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for that purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At December 31, 2025, $30.6 million of our municipal leases contained a non-appropriation clause.
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
•a qualitative reserve adjustment based on factors that are relevant within the qualitative framework; and
•our reserve on individually evaluated loans that no longer share similar risk characteristics, which is based on a DCF analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of "collateral dependent."
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
Our nonperforming assets (which consist of nonaccruing loans and repossessed assets) were $44.4 million, or 0.98% of total assets, at December 31, 2025, compared to $28.8 million, or 0.63% of total assets, at December 31, 2024, respectively. Our nonperforming assets adversely affect our net income in various ways:
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
We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property repossessed, and at certain other times during the asset’s holding period. Our net book value in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s net book value over its fair value. If our valuation process is incorrect, or if property values decline, the fair value of our repossessed assets may not be sufficient to recover our carrying value in such assets, resulting in the need for additional charge-offs. Significant charge-offs to our repossessed assets could have a material adverse effect on our financial condition and results of operations.
In addition, bank regulators periodically review our repossessed assets and may require us to recognize further charge-offs. Any increase in our write-downs may have a material adverse effect on our financial condition, liquidity and results of operations.
Risks Related to Market Interest Rates
Fluctuating interest rates can adversely affect our profitability.
Our earnings and cash flows are largely dependent upon our net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings and other interest-bearing liabilities. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In March 2020, in response to the COVID-19 pandemic, the FOMC of the Federal Reserve reduced the targeted federal funds rate by 150 basis points to a range of 0.00% to 0.25%. The reduction in the targeted federal funds rate resulted in a decline in overall interest rates which negatively impacted our net interest income. Starting in March 2022, the FOMC increased the targeted federal funds rate 11 separate times, raising the rate by 525 basis points to a range of 5.25% to 5.50%, before decreasing the rate three times in 2024 to a range of 4.25% to 4.50% and three additional times in 2025 to a range of 3.50% to 3.75%. If the FOMC increases the targeted federal funds rate, overall interest rates will likely rise, which may negatively impact both the housing market, by reducing refinancing activity and new home purchases, and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.
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
Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations (generally, if rates increase) or by reducing our margins and profitability (generally, if rates decrease). Our net interest margin is the difference between the yield we earn on our assets and the rate we pay for deposits and our other sources of funding. Changes in interest rates, up or down, could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. When we anticipate a rising-rate environment, we work to adjust our assets to be shorter in duration than our liabilities, so that they may adjust faster in response to changes in interest rates. As a result, when interest rates decline, the yield we earn on our assets may decline faster than the rate we pay on funding, causing our net interest margin to contract until the interest rates on interest-bearing liabilities catch up. When we anticipate a declining-rate environment, we work to adjust our liabilities to be shorter in duration than our assets, so that they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yields on interest-earning assets catch up. Changes in the slope of the “yield curve,” or the spread between short-term and long-term interest rates, could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. As our liabilities tend to be shorter in duration than our assets in periods where we anticipate a declining-rate environment, when the yield curve flattens or even inverts, we will experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.
A sustained increase in market interest rates, such as the increases experienced during 2022 and 2023, could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As is the case with many other financial institutions, our emphasis on increasing the development of core deposits, those deposits bearing no or a relatively low interest rate with no stated maturity date, resulted in our having a significant amount of these deposits, which have a shorter duration than our assets. At

December 31, 2025, we had $882.2 million in certificates of deposit that mature within one year and $2.8 billion in checking, savings and money market accounts with no stated maturity. We have incurred and may continue to incur a higher cost of funds to retain these deposits in a rising interest rate environment or one that is maintained for a significant period of time at a historically high interest rate, as well as supplementing any runoff with other types of borrowings also at a higher cost of funds. Our net interest income has been and could continue to be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other investments.
In addition, a substantial amount of our loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a significant portion of our adjustable rate loans have interest rate floors, below which the loan’s contractual interest rate may not adjust. As of December 31, 2025, our loans with interest rate floors totaled approximately $744.9 million, or 20.8% of our total loan portfolio, and had a weighted average floor rate of 5.03%, of which $155.1 million were at their floor rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during such periods. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates, which could have a material adverse effect on our results of operations.
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
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting the issuer or the underlying securities, and changes in market interest rates and instability in the capital markets. Any of these factors, among others, and any changes to the Company's intent or ability to hold the securities until such securities recover in value could cause impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, financial condition and results of operations. The process for determining whether the decline in fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. Furthermore, there can be no assurance that the declines in market value will not result in impairments of these assets and lead to accounting charges that could have a material adverse effect on our net income and capital levels. Any impairment that is not credit-related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. As of December 31, 2025, an ACL was not deemed necessary by the Company for credit-related impairment on our securities portfolio.
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
•we have completed six acquisitions during the past 13 years that enhanced our rate of growth. We may not be able to continue to maintain our past rate of growth or to grow at all in the future, even if we do have additional acquisitions.
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
Our annual goodwill impairment test did not identify any impairment for the year ended December 31, 2025. In testing goodwill for impairment, the Company has the option to assess either qualitative or quantitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform a quantitative impairment test; otherwise, no further analysis is required. Under the quantitative impairment test, the evaluation involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill is deemed to exist, we would be required to write down our goodwill which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.
Risks Related to Regulation
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations.
The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s stockholders. These regulations may sometimes impose significant limitations on operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s ACL. Bank regulators can also impose conditions on the approval of merger and acquisition transactions.
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
Further, our cardholders use their debit and credit cards to make purchases from third parties or through third-party processing services. As such, we are subject to risk from data breaches of a third party’s information systems or their payment processors. Such a data security breach could compromise our account information. The payment methods that we offer also subject us to potential fraud and theft by criminals who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for losses associated with reimbursing our clients for fraudulent transactions on clients’ card accounts, as well as costs incurred by payment card issuing banks and other third-parties. We may also be subject to fines and higher transaction fees, and our ability to accept or facilitate certain types of payments may be impaired. In addition, we may incur other costs related to data security breaches, such as replacing cards associated with compromised card accounts. Our customers could also lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs.
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
Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans or debt securities and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Georgia, North Carolina, South Carolina, Tennessee and/or Virginia markets, which is where the majority of our loans are concentrated, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. In particular, our liquidity position could be significantly constrained if we are unable to access funds from the FHLB Atlanta or other wholesale funding sources, or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” of this Form 10-K.
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
Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where the Bank conducts its business. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. Our ability to retain and grow our loans, deposits and fee income depends upon the business generation capabilities, reputation and relationship management skills of our bankers. If we were to lose the services of any of our bankers, including successful bankers employed by banks that we may acquire, to a new or existing competitor, or otherwise, we may not be able to retain valuable relationships and some of our customers could choose to use the services of a competitor instead of our services. In addition, our success has been and continues to be highly dependent upon the services of our directors, several of whom have reached or are nearing the mandatory retirement age under our bylaws, and we may not be able to identify and attract suitable candidates to replace these directors.
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
We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to the risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of a vendor’s performance, including aspects which the vendor delegates to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and clients could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.
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
Recent changes in the regulatory landscape and shifting federal priorities have moved toward a reduction in emphasis on certain ESG priorities, particularly around climate change and diversity, equity and inclusion (“DEI”). This shift has led to a rollback of regulations that mandate specific disclosures and operational practices in these areas. However, some stakeholder groups continue to demand greater transparency and action, resulting in a complex and potentially conflicting environment for companies. If regulatory enforcement of ESG-related policies becomes less stringent, companies may face reputational risks if their practices are seen as insufficient or inconsistent with broader societal expectations, especially related to DEI and environmental stewardship. As a result, navigating this evolving regulatory and public opinion landscape may require us to balance compliance with regulatory requirements against maintaining investor, customer, and stakeholder trust.
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
Our Information Security Officer is responsible for developing and coordinating the Company’s Information Security Program, which is managed operationally on a day-to-day basis by our Infrastructure and Security Manager, reporting to our Chief Technology Officer. This program has been designed to:
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
Item 2. Properties
We maintain our administrative office, which is owned by us, in Asheville, North Carolina. In total, as of December 31, 2025, we have 34 locations in five states, which include: North Carolina (the Asheville metropolitan area, the "Piedmont" region, Charlotte and Raleigh/Cary), South Carolina (Greenville and Charleston), East Tennessee (Kingsport/Johnson City and Morristown), Southwest Virginia (the Roanoke Valley) and Georgia (Greater Atlanta). Of those offices, 8 are leased facilities. We also own an operations center located in Asheville, North Carolina. We lease additional space, which is adjacent to the facility we own in Asheville, for administrative and operations personnel. The lease terms for our branch offices, operations center and other offices are not individually material. Lease expirations range from one to 15 years. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use. See "Note 7 – Premises and Equipment" and "Note 11 – Leases" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's common stock is listed on the New York Stock Exchange LLC under the symbol "HTB". As of the close of business on March 9, 2026, there were 16,928,453 shares of common stock outstanding held by 928 holders of record. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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

Purchases of Equity Securities by the Issuer
The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2025:

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plans	Maximum # of Shares that May Yet Be Purchased Under Publicly Announced Plans
October 1 - October 31, 2025	67,091	$40.46	67,091	82,853
November 1 - November 30, 2025	60,942	39.68	60,942	21,911
December 1 - December 31, 2025	113,168	44.57	113,168	778,743
Total	241,201	$42.19	241,201	778,743
Over the years as a public company, the Company's Board of Directors has, from time to time, authorized the repurchase of its common stock. During the fourth quarter of 2025, the Company completed the repurchase plan originally authorized on February 28, 2022, of 806,000 shares of common stock which represented approximately 5% of the Company's outstanding shares at the time of the announcement. On December 15, 2025, an additional 870,000 shares of common stock were authorized for repurchase representing approximately 5% of the Company's outstanding shares at the time of the announcement. As of December 31, 2025, 91,257 of these shares had been purchased at an average price of $44.55 per share. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors.
Stockholder Return Performance Graph Presentation
The performance graph below compares the Company’s cumulative stockholder return on its common stock since June 30, 2020 to the cumulative total return of the S&P US BMI Bank Index and the NASDAQ Composite for the periods indicated. The information presented below assumes the reinvestment of all dividends and that the value of common stock and each index was $100 on June 30, 2020. Historical stock price performance is not necessarily indicative of future stock price performance.

	Year Ended June 30,				Six Months Ended December 31, 2023	Year Ended December 31,
	2020	2021	2022	2023		2024	2025
HomeTrust Bancshares, Inc.	100.00	178.50	159.67	133.42	167.83	211.63	269.81
S&P US BMI Bank Index	100.00	168.37	135.86	125.49	150.73	194.23	249.37
NASDAQ Composite	100.00	147.96	113.12	142.68	158.22	208.41	252.47
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
Financial Highlights

(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023	June 30, 2023
Selected financial condition data
Total assets	$4,545,635	$4,595,430	$4,672,633	$4,607,487
Cash and cash equivalents	324,692	279,219	347,140	303,497
Certificates of deposit in other banks	18,841	28,538	34,722	33,152
Debt securities available for sale, at fair value	142,540	152,011	126,950	151,926
Loans, net of ACL and deferred loan fees and costs	3,536,675	3,603,014	3,591,381	3,611,630
Deposits	3,709,997	3,779,203	3,661,373	3,601,168
Junior subordinated debt	10,220	10,120	10,021	9,971
Borrowings	165,000	188,000	433,763	457,263
Stockholders’ equity	600,690	551,758	499,893	471,186

	Year Ended December 31,		Six Months Ended December 31, 2023	Year Ended June 30, 2023
(Dollars in thousands, except per share data)	2025	2024
Selected operations data
Total interest and dividend income	$256,138	$261,616	$124,684	$187,126
Total interest expense	79,400	92,112	40,144	29,711
Net interest income	176,738	169,504	84,540	157,415
Provision for credit losses	6,938	7,545	5,930	15,392
Net interest income after provision for credit losses	169,800	161,959	78,610	142,023
Service charges and fees on deposit accounts	9,807	9,165	4,686	9,510
Loan income and fees	2,772	2,737	982	2,571
Gain on sale of loans held for sale	7,668	6,253	2,330	5,608
BOLI income	3,552	4,312	3,901	2,116
Operating lease income	7,064	7,346	3,377	5,471
Gain on sale of branches	1,448	—	—	—
Gain (loss) on sale of premises and equipment	93	(9)	(248)	2,097
Other	3,927	3,645	1,847	3,677
Total noninterest income	36,331	33,449	16,875	31,050
Total noninterest expense	125,176	125,497	59,802	115,909
Income before income taxes	80,955	69,911	35,683	57,164
Income tax expense	16,591	15,106	7,386	12,560
Net income	$64,364	$54,805	$28,297	$44,604

Net income per common share – basic	$3.75	$3.21	$1.67	$2.82
Net income per common share – diluted	$3.72	$3.20	$1.67	$2.80

	At or For the Year Ended December 31,		At or For the Six Months Ended December 31, 2023	At or For the Year Ended June 30, 2023
	2025	2024
Performance ratios
Return on assets (ratio of net income to average total assets)(1)	1.46%	1.23%	1.27%	1.16%
Return on equity (ratio of net income to average equity)(1)	11.06	10.37	11.51	10.43
Yield on earning assets(1)	6.16	6.28	5.96	5.20
Rate paid on interest-bearing liabilities(1)	2.62	2.98	2.63	1.17
Average interest rate spread(1)	3.54	3.30	3.33	4.03
Net interest margin(1)(2)	4.25	4.07	4.04	4.38
Average interest-earning assets to average interest-bearing liabilities	137.29	134.60	136.76	141.23
Noninterest expense to average total assets(1)	2.84	2.83	2.68	3.01
Efficiency ratio	58.75	61.84	58.97	61.50
Efficiency ratio – adjusted(3)	58.72	60.28	60.00	59.12

	At or For the Year Ended December 31,		At or For the Six Months Ended December 31, 2023	At or For the Year Ended June 30, 2023
	2025	2024
Asset quality ratios
Nonperforming assets to total assets(4)	0.98%	0.63%	0.41%	0.18%
Nonperforming loans to total loans(4)	1.22	0.76	0.53	0.23
Total classified assets to total assets	1.46	1.06	0.90	0.53
Allowance for credit losses to nonperforming loans(4)	94.75	163.68	251.60	567.56
Allowance for credit losses to total loans	1.16	1.24	1.34	1.29
Net charge-offs to average loans(1)	0.24	0.28	0.28	0.10
Capital ratios
Equity to total assets at end of period	13.21%	12.01%	10.70%	10.23%
Tangible equity to total tangible assets(3)	12.49	11.25	9.91	9.39
Average equity to average assets	13.19	11.90	11.03	11.11
Dividend payout ratio	13.02	13.99	12.53	13.97
Dividends declared per common share	$0.49	$0.45	$0.21	$0.39
(1)Ratio is annualized for the six months ended December 31, 2023.
(2)Net interest income divided by average interest-earning assets.
(3)See "GAAP Reconciliation of Non-GAAP Financial Measures" section below for additional details.
(4)Nonperforming assets and loans include nonaccruing loans and repossessed assets. There were no accruing loans more than 90 days past due at the dates indicated. At December 31, 2025, $10.1 million, or 23.2%, of nonaccruing loans were current on their loan payments.

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
Set forth below is a reconciliation to US GAAP of our efficiency ratio:

	Year Ended December 31,		Six Months Ended December 31, 2023	Year Ended June 30, 2023
(Dollars in thousands)	2025	2024
Noninterest expense	$125,176	$125,497	$59,802	$115,909
Less: merger-related expenses	—	—	—	5,465
Less: contract renewal consulting fee	—	2,965	—	—
Noninterest expense – adjusted	$125,176	$122,532	$59,802	$110,444

Net interest income	$176,738	$169,504	$84,540	$157,415
Plus: tax equivalent adjustment	1,737	1,460	656	1,163
Plus: noninterest income	36,331	33,449	16,875	31,050
Less: BOLI death benefit proceeds in excess of cash surrender value	92	1,143	2,646	—
Less: gain on sale of branches	1,448	—	—	—
Less: gain on sale of available for sale and equity securities	—	—	—	721
Less: gain (loss) on sale of premises and equipment	93	(9)	(248)	2,097
Net interest income plus noninterest income – adjusted	$213,173	$203,279	$99,673	$186,810

Efficiency ratio	58.75%	61.84%	58.97%	61.50%
Efficiency ratio – adjusted	58.72%	60.28%	60.00%	59.12%
Set forth below is a reconciliation to US GAAP of tangible book value and tangible book value per share:

(Dollars in thousands, except per share data)	December 31, 2025	December 31, 2024	December 31, 2023	June 30, 2023
Total stockholders' equity	$600,690	$551,758	$499,893	$471,186
Less: goodwill, core deposit intangibles, net of taxes	37,844	39,189	41,086	42,410
Tangible book value	$562,846	$512,569	$458,807	$428,776
Common shares outstanding	17,286,289	17,527,709	17,387,069	17,366,673
Book value per share	$34.75	$31.48	$28.75	$27.13
Tangible book value per share	$32.56	$29.24	$26.39	$24.69
Set forth below is a reconciliation to US GAAP of tangible equity to tangible assets:

(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023	June 30, 2023
Tangible equity(1)	$562,846	$512,569	$458,807	$428,776
Total assets	4,545,635	4,595,430	4,672,633	4,607,487
Less: goodwill, core deposit intangibles, net of taxes	37,844	39,189	41,086	42,410
Total tangible assets	$4,507,791	$4,556,241	$4,631,547	$4,565,077

Tangible equity to tangible assets	12.49%	11.25%	9.91%	9.39%
(1)    Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.
Overview
The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2025 and 2024 and results of operations for the years ended December 31, 2025 and 2024. Refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with the SEC on March 13, 2025 (the “2024 Form 10-K") for a discussion and analysis of the more significant factors that affected periods prior to the year ended December 31, 2025.
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
Allowance for Credit Losses, or ACL, on Loans. The ACL on loans held for investment reflects our estimate of credit losses that will result from the inability of our borrowers to make required loan payments. We charge off loans against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized. We use a systematic methodology to determine our ACL for loans held for investment and certain off-balance sheet credit exposures. The ACL on loans held for investment is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. The estimate of our ACL on loans held for investment involves a high degree of judgment including consideration of the effects of past events, current conditions and reasonable and supportable forecasts on the collectability of the loan portfolio. We recognize in net income the amount needed to adjust the ACL on loans held for investment and certain off-balance sheet credit exposures for management’s current estimate of ECLs. Our ACL on loans held for investment is calculated using collectively evaluated and individually evaluated loans.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see “Note 1 – Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements in Item 8 of this report on Form 10-K for further discussion.
Item(s) of Note – Year Ended December 31, 2025
On May 23, 2025, the Company completed the sale of the Bank's two branches located in Knoxville, Tennessee, to a third party financial institution. Through the transaction, the Company sold $34.3 million of deposits along with $6.3 million in branch premises and equipment, while HomeTrust retained all loans associated with the branches. The Company recorded a $1.4 million pre-tax gain associated with the transaction. The transaction aligns with the Company's strategic plan to tighten its geographic footprint, improve branch efficiencies, and allocate capital to support long-term growth in other core markets.
As noted in the "Item(s) of Note – Year Ended December 31, 2024" section which follows, in an effort to assist customers in their post-Hurricane Helene recovery and clean-up efforts, at the end of the prior calendar year we granted payment deferrals of up to six months to provide short-term relief to impacted customers. The outstanding balance of these deferrals declined from $136.0 million at December 31, 2024 to $318,000 at December 31, 2025. To date, $165,000 in charge-offs have been recognized which were directly related to Hurricane Helene.
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
Comparison of Results of Operations for the Years Ended December 31, 2025 and December 31, 2024
Net Income.  Net income totaled $64.4 million, or $3.72 per diluted share, for the year ended December 31, 2025 compared to $54.8 million, or $3.20 per diluted share, for the year ended December 31, 2024, an increase of $9.6 million, or 17.4%. The results for the year ended December 31, 2025 compared to the prior year were positively impacted by a $7.2 million increase in net interest income, a $2.9 million increase in noninterest income, a $607,000 decrease in the provision for credit losses and a $321,000 decrease in noninterest expense. Details of the changes in the various components of net income are further discussed below.

Net Interest Income.  The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Years Ended December 31,
	2025			2024
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate
Assets
Interest-earning assets
Loans receivable(1)	$3,823,319	$240,399	6.29%	$3,884,984	$247,642	6.37%
Debt securities available for sale	148,951	6,706	4.50	137,108	6,045	4.41
Other interest-earning assets(2)	182,666	9,033	4.95	144,262	7,929	5.50
Total interest-earning assets	4,154,936	256,138	6.16	4,166,354	261,616	6.28
Other assets	260,395			273,307
Total assets	$4,415,331			$4,439,661
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$555,443	$4,669	0.84%	$570,952	$5,420	0.95%
Money market accounts	1,342,019	36,648	2.73	1,314,867	39,851	3.03
Savings accounts	178,503	136	0.08	185,712	164	0.09
Certificate accounts	919,734	36,149	3.93	952,602	42,003	4.41
Total interest-bearing deposits	2,995,699	77,602	2.59	3,024,133	87,438	2.89
Junior subordinated debt	10,167	817	8.04	10,067	928	9.22
Borrowings	20,597	981	4.76	61,205	3,746	6.12
Total interest-bearing liabilities	3,026,463	79,400	2.62	3,095,405	92,112	2.98
Noninterest-bearing deposits	743,578			757,472
Other liabilities	63,109			58,496
Total liabilities	3,833,150			3,911,373
Stockholders' equity	582,181			528,288
Total liabilities and stockholders' equity	$4,415,331			$4,439,661
Net earning assets	$1,128,473			$1,070,949
Average interest-earning assets to average interest-bearing liabilities	137.29%			134.60%
Non-tax-equivalent
Net interest income		$176,738			$169,504
Interest rate spread			3.54%			3.30%
Net interest margin(3)			4.25%			4.07%
Tax-equivalent(4)
Net interest income		$178,475			$170,964
Interest rate spread			3.58%			3.34%
Net interest margin(3)			4.30%			4.10%
(1)Average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments and deposits in other banks.
(3)Net interest income divided by average interest-earning assets.
(4)Tax-equivalent results include adjustments to interest income of $1,737 and $1,460 for the years ended December 31, 2025 and 2024, respectively, calculated based on a combined federal and state tax rate of 24%.
Total interest and dividend income for the year ended December 31, 2025 decreased $5.5 million, or 2.1%, compared to the year ended December 31, 2024. Regarding the components of this income, loan interest income decreased $7.2 million, or 2.9%, primarily due to an overall decrease in average loan balances and the impact of decreases in the federal funds rate upon loan yields, partially offset by a $1.1 million increase in interest income on other investments and interest-bearing accounts, and a $661,000 increase in interest income on debt securities available for sale. Accretion income on acquired loans of $2.2 million and $3.2 million was recognized during the same periods, respectively, and was included in loan interest income.
Total interest expense for the year ended December 31, 2025 decreased $12.7 million, or 13.8%, compared to the year ended December 31, 2024, the result of a $9.8 million, or 11.2%, decrease in interest expense on deposits and a $2.8 million, or 73.8%, decrease in interest expense on other borrowings. The decrease in interest expense on deposits can primarily be traced to a decrease in the average cost of funds, while the decrease in interest expense on other borrowings was primarily the result of a decline in average borrowings outstanding.

The following table shows the effects that changes in average balances (volume), including differences in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

	Increase / (Decrease) Due to		Total Increase / (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets
Loans receivable	$(3,931)	$(3,312)	$(7,243)
Debt securities available for sale	522	139	661
Other interest-earning assets	2,111	(1,007)	1,104
Total interest-earning assets	(1,298)	(4,180)	(5,478)
Interest-bearing liabilities
Interest-bearing checking accounts	(147)	(604)	(751)
Money market accounts	823	(4,026)	(3,203)
Savings accounts	(6)	(22)	(28)
Certificate accounts	(1,449)	(4,405)	(5,854)
Junior subordinated debt	9	(120)	(111)
Borrowings	(2,485)	(280)	(2,765)
Total interest-bearing liabilities	(3,255)	(9,457)	(12,712)
Increase in net interest income			$7,234
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

	Years Ended December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Provision for credit losses
Loans	$5,465	$7,460	$(1,995)	(27)%
Off-balance sheet credit exposure	1,473	85	1,388	1,633
Total provision for credit losses	$6,938	$7,545	$(607)	(8)%
For the year ended December 31, 2025, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $9.3 million during the period:
•$2.5 million benefit driven by changes in the loan mix.
•$1.5 million benefit due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments. Of note, in the quarter ended June 30, 2025, we released the $2.2 million qualitative allocation previously established in the prior year for the potential impact of Hurricane Helene on our loan portfolio. Any residual impact of the Hurricane is believed to have now been reflected elsewhere within the ACL calculation.
•$0.2 million increase in specific reserves on individually evaluated credits.
For the year ended December 31, 2024, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $10.8 million during the period:
•$1.6 million benefit driven by changes in the loan mix.
•$0.7 million benefit due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments. Included in this change was the addition of a $2.2 million qualitative allocation in the quarter ended September 30, 2024 for the potential impact of Hurricane Helene on our loan portfolio.
•$1.0 million decrease in specific reserves on individually evaluated credits.
For the years ended December 31, 2025 and December 31, 2024, the amounts recorded for off-balance sheet credit exposure were the result of changes in the balance of loan commitments, loan mix and the projected economic forecast as outlined above.
See further discussion in the "Comparison of Financial Condition at December 31, 2025 and December 31, 2024 – Allowance for Credit Losses on Loans" section below.

Noninterest Income.  Noninterest income for the year ended December 31, 2025 increased $2.9 million, or 8.6%, when compared to last year. Changes in the components of noninterest income are discussed below:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$9,807	$9,165	$642	7%
Loan income and fees	2,772	2,737	35	1
Gain on sale of loans held for sale	7,668	6,253	1,415	23
BOLI income	3,552	4,312	(760)	(18)
Operating lease income	7,064	7,346	(282)	(4)
Gain on sale of branches	1,448	—	1,448	100
Gain (loss) on sale of premises and equipment	93	(9)	102	1,133
Other	3,927	3,645	282	8
Total noninterest income	$36,331	$33,449	$2,882	9%
•Gain on sale of loans held for sale: The increase was primarily driven by growth in the volume of HELOCs and residential mortgage loans sold during the current period, partially offset by a reduction in the sales volume of the guaranteed portion of SBA commercial loans. During the year ended December 31, 2025, there were $257.2 million of HELOCs sold with gains of $2.4 million compared to $95.4 million sold with gains of $887,000 in the prior year. There were $113.5 million of residential mortgage loans originated for sale which were sold with gains of $2.4 million compared to $82.0 million sold with gains of $1.4 million in the prior year. There were $40.4 million of sales of the guaranteed portion of SBA commercial loans with gains of $3.0 million compared to $48.7 million sold with gains of $3.9 million during the prior year. Lastly, our hedging of mandatory commitments on the residential mortgage loan pipeline resulted in a net loss of $131,000 for the year ended December 31, 2025 versus a net gain of $81,000 in the prior year.
•BOLI income: The decrease was due to a $1.0 million decrease in tax-free gains on death benefit proceeds in excess of the cash surrender value of the policies year-over-year, partially offset by higher yielding policies as a result of restructuring the portfolio at the end of calendar year 2023.
•Gain on sale of branches: During the current year we completed the sale of our two Knoxville, Tennessee branches, recognizing a gain of $1.4 million in the current year, with no similar activity occurring in the prior year.
Noninterest Expense.  Noninterest expense for the year ended December 31, 2025 decreased $321,000, or 0.3%, when compared to last year. Changes in the components of noninterest expense are discussed below:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$72,956	$67,900	$5,056	7%
Occupancy expense, net	10,021	9,768	253	3
Computer services	10,653	12,506	(1,853)	(15)
Operating lease depreciation expense	7,009	7,734	(725)	(9)
Telecom, postage and supplies	2,188	2,253	(65)	(3)
Marketing and advertising	1,879	1,893	(14)	(1)
Deposit insurance premiums	1,935	2,230	(295)	(13)
Core deposit intangible amortization	1,747	2,463	(716)	(29)
Contract renewal consulting fee	—	2,965	(2,965)	(100)
Other	16,788	15,785	1,003	6
Total noninterest expense	$125,176	$125,497	$(321)	—%
•Salaries and employee benefits: The increase was primarily the result of increases in both pay and incentive compensation.
•Computer services: At the end of 2024, we finalized a multiyear renewal of our largest core processing contract. The decrease in expense year-over-year is a reflection of the improved vendor pricing negotiated through this effort.
•Operating lease depreciation expense: The decrease was due to a decline in the population of operating lease contracts (assets being depreciated) year-over-year.
•Deposit insurance premiums: The decrease year-over-year was the result of higher regulatory capital ratios.
•Core deposit intangible amortization: The intangible recorded associated with the Quantum merger is being amortized on an accelerated basis, so the rate of amortization slowed year-over-year.
•Contract renewal consulting fee: In the prior year we paid a fee to a consultant to negotiate the multiyear renewal of our largest core processing contract, with no similar fee being recognized in the current year.
•Other: The change year-over-year was driven by increases of $415,000 in community association banking deposit line of business referral fees, $285,000 in losses on the sale of repossessed equipment, and $226,000 in other consulting fees.
Income Taxes.  The amount of income tax expense is influenced by the amount of pre-tax income, tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits. The effective tax rate was 20.5% and 21.6% for the years ended December 31, 2025 and 2024, respectively.

Comparison of Financial Condition at December 31, 2025 and December 31, 2024
Assets. Total assets were $4.5 billion and $4.6 billion at December 31, 2025 and 2024, respectively, a decrease of $49.8 million, or 1.1%, the components of which are discussed below.
Debt Securities Available for Sale. Debt securities available for sale decreased $9.5 million, or 6.2%, to $142.5 million at December 31, 2025. Outside of changes in value, the changes between years were the result of $36.6 million in proceeds from the maturity, call and paydown of securities, partially offset by $23.0 million in purchases. All purchases were residential MBS and consistent with the composition of the existing securities held in the portfolio. The following table illustrates the changes in the fair value of the portfolio.

(Dollars in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
MBS, residential	$136,082	$144,147	$(8,065)	(6)%
Municipal bonds	1,826	3,396	(1,570)	(46)
Corporate bonds	4,632	4,468	164	4
Total	$142,540	$152,011	$(9,471)	(6)%
The composition and contractual maturities of our debt securities portfolio as of December 31, 2025 is indicated in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis. The Company did not hold any tax-exempt debt securities as of December 31, 2025.

(Dollars in thousands)	1 year or less	Over 1 to 5 years	Over 5 to 10 years		Over 10 years	Total
MBS, residential
Book value	$10,174	$29,599	$26,057		$69,120	$134,950
Fair value	10,123	29,720	25,932		70,307	136,082
Weighted average yield	2.71%	3.33%	4.08%		4.16%	3.85%
Municipal bonds
Book value	409	1,434	—		—	1,843
Fair value	408	1,418	—		—	1,826
Weighted average yield	3.58%	3.85%	—%		—%	3.79%
Corporate bonds
Book value	—	—	5,000	31315	—	5,000
Fair value	—	—	4,632		—	4,632
Weighted average yield	—%	—%	3.38%		—%	3.38%
Total
Book value	$10,583	$31,033	$31,057		$69,120	$141,793
Fair value	$10,531	$31,138	$30,564		$70,307	$142,540
Weighted average yield	2.74%	3.35%	3.97%		4.16%	3.83%
Total Loans, Net of Deferred Loan Fees and Costs. Loans held for investment totaled $3.6 billion at December 31, 2025, a decrease of $70.1 million, or 1.9%, compared to the balance as of December 31, 2024. The following table illustrates the changes within the portfolio.

	December 31, 2025	December 31, 2024	Change		% of Total at December 31, 2025	% of Total at December 31, 2024
(Dollars in thousands)			$	%
Commercial real estate loans
Construction and land development	$277,028	$274,356	$2,672	1%	8%	8%
Commercial real estate - owner occupied	562,049	545,490	16,559	3	16	15
Commercial real estate - non-owner occupied	832,502	866,094	(33,592)	(4)	23	24
Multifamily	110,912	120,425	(9,513)	(8)	3	3
Total commercial real estate loans	1,782,491	1,806,365	(23,874)	(1)	50	50
Commercial loans
Commercial and industrial	378,686	316,159	62,527	20	10	9
Equipment finance	311,356	406,400	(95,044)	(23)	9	11
Municipal leases	166,396	165,984	412	—	5	5
Total commercial loans	856,438	888,543	(32,105)	(4)	24	25
Residential real estate loans
Construction and land development	45,617	53,683	(8,066)	(15)	1	1
One-to-four family	633,511	630,391	3,120	—	18	17
HELOCs	217,310	195,288	22,022	11	6	5
Total residential real estate loans	896,438	879,362	17,076	2	25	23
Consumer loans	42,787	74,029	(31,242)	(42)	1	2
Loans, net of deferred loan fees and costs	$3,578,154	$3,648,299	$(70,145)	(2)%	100%	100%

The principal categories of our loan portfolio are discussed below.
Commercial Real Estate – Construction and Land Development. We originate residential construction and development loans for the construction of single-family residences, condominiums, townhouses and residential developments. Our commercial construction development loans are for the development of business properties, including multifamily, retail, office/warehouse and office buildings. Our land, lots and development loans are predominately for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes and for the future construction of one-to-four family (speculative and pre-sold) or commercial real estate. Unfunded commitments totaled $111.9 million and $48.1 million at December 31, 2025 and 2024, respectively.
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
The Bank provides funding to a number of builders for the construction of both speculative and pre-sold 1-4 family homes. Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either us or another lender for the finished home. Loans to finance the construction of speculative single-family homes are generally offered to experienced builders with a proven track record of performance. These loans require interest-only payments during the construction phase. Unfunded commitments on these loans were $75.0 million and $67.6 million at December 31, 2025 and 2024, respectively.
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
Commercial Real Estate Lending, including Multifamily. We originate commercial real estate loans, including loans secured by retail/wholesale facilities, hotels, industrial facilities, medical and professional buildings, office buildings, churches and multifamily residential properties located primarily in our market areas. The average outstanding loan balance was $1.0 million as of December 31, 2025. Specific to our non-owner occupied portfolio, the outstanding balance of loans secured by offices totaled $97.0 million and $93.7 million as of December 31, 2025 and 2024, respectively.
We offer both fixed- and adjustable-rate commercial real estate loans. Our commercial real estate mortgage loans generally include a balloon maturity of five years or less. Amortization terms are generally offered up to 25 years. Adjustable rate-based loans typically include a floor and ceiling interest rate and are indexed to The Wall Street Journal prime rate or the one-month term SOFR, plus or minus an interest rate margin and rates generally adjust daily. The maximum loan-to-value ratio for commercial real estate loans is generally up to 85% on purchases and refinances.
Commercial – Commercial and Industrial Loans. Over the last two years, we have intentionally focused on the growth of commercial and industrial loans to businesses located in our primary market areas. These loans are primarily originated as conventional loans to business borrowers, which include lines of credit, term loans and letters of credit. These loans are typically secured by collateral and are used for general business purposes, including working capital financing, equipment financing, capital investment and general investments. Loan terms typically vary from one to five years. The interest rates on such loans are either fixed rate or adjustable rate indexed to The Wall Street Journal prime rate plus a margin.
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
Commercial – Equipment Finance. Our equipment finance line of business offers companies that are purchasing equipment for their business various products to help manage working capital needs, while offering flexible and customizable repayment terms. These products are primarily made up of commercial finance agreements and commercial loans for transportation, construction, healthcare and manufacturing equipment. The loans have terms ranging from 24 to 96 months, with an average of five years, and are secured by the financed equipment. Typical transaction sizes range from $10,000 to $4.0 million, with an average outstanding loan balance of $134,000.

Commercial – Municipal Leases. We offer ground and equipment lease financing to fire departments located primarily throughout North Carolina, South Carolina and, to a lesser extent, Virginia. Municipal leases are secured primarily by a ground lease in our name with a sublease to the borrower for a fire station or an equipment lease for fire trucks and firefighting equipment. We originate and underwrite all leases prior to funding. These leases are at a fixed interest rate and may have a term to maturity of up to 20 years. At December 31, 2025, $105.6 million, or 63.5%, of our municipal leases were secured by fire trucks, $54.3 million, or 32.6%, were secured by fire stations, with the remaining $6.5 million, or 3.9%, secured by miscellaneous firefighting equipment and land. At December 31, 2025, the average outstanding municipal lease balance was $436,000.
Residential Real Estate – Construction and Land Development. We originate construction-to-permanent loans to homeowners building a residence. In addition, we originate land/lot loans predominately for the purchase or refinance of an improved lot for the construction of a residence to be occupied by the borrower. All of our construction and land/lot loans were made on properties located within our market area. Unfunded loan commitments totaled $38.7 million and $29.8 million at December 31, 2025 and 2024, respectively.
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
Residential Real Estate – Home Equity Lines of Credit. Our HELOCs consist primarily of adjustable-rate lines of credit. The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, typically up to 85% of the value of the property securing the loan (less any prior mortgage loans) with an adjustable-rate based on The Wall Street Journal prime rate plus a margin. HELOCs generally have up to a 10-year draw period and amounts may be reborrowed after payment at any time during the draw period. Once the draw period has lapsed, the payment is amortized over a 15-year period based on the loan balance at that time. Unfunded commitments on these lines of credit, including loans held for sale, totaled $491.2 million and $436.0 million at December 31, 2025 and 2024, respectively.
Consumer Lending. Our consumer loans consist of loans secured by deposit accounts or personal property such as automobiles, boats and motorcycles, as well as unsecured consumer debt. This portfolio includes indirect auto finance installment contracts on new and used vehicles sourced through our relationships with automobile dealerships, both manufacturer franchised dealerships and independent dealerships. As a result of our decision to cease indirect auto finance loan originations as of March 31, 2024, the outstanding balance of the indirect auto portfolio declined to $38.3 million at December 31, 2025, a $30.8 million, or 44.5%, decrease compared to the prior year end.

The following table details the contractual maturity ranges of our loan portfolio without factoring in scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income or the ACL. In addition, we have disclosed those loans with predetermined (fixed) and floating interest rates at December 31, 2025.

(Dollars in thousands)	1 Year or Less	After 1 but Within 5 Years	After 5 but Within 15 Years	Over 15 Years	Total
Commercial real estate loans
Construction and land development	$141,728	$109,738	$25,562	$—	$277,028
Commercial real estate - owner occupied	86,696	288,061	147,296	39,996	562,049
Commercial real estate - non-owner occupied	159,113	552,562	95,177	25,650	832,502
Multifamily	15,989	71,996	20,938	1,989	110,912
Total commercial real estate loans	403,526	1,022,357	288,973	67,635	1,782,491
Commercial loans
Commercial and industrial	105,493	202,213	69,848	1,132	378,686
Equipment finance	14,241	257,503	39,612	—	311,356
Municipal leases	2,143	31,860	83,990	48,403	166,396
Total commercial loans	121,877	491,576	193,450	49,535	856,438
Residential real estate loans
Construction and land development	26	134	349	45,108	45,617
One-to-four family	40,466	92,728	60,075	440,242	633,511
HELOCs	716	2,291	6,744	207,559	217,310
Total residential real estate loans	41,208	95,153	67,168	692,909	896,438
Consumer loans	1,688	39,856	952	291	42,787
Loans, net of deferred loan fees and costs	$568,299	$1,648,942	$550,543	$810,370	$3,578,154

Commercial real estate loans
Fixed rate loans	$225,512	$566,621	$39,542	$4,437	$836,112
Adjustable rate loans	178,014	455,736	249,431	63,198	946,379
Commercial loans
Fixed rate loans	22,275	386,949	148,275	48,822	606,321
Adjustable rate loans	99,602	104,627	45,175	713	250,117
Residential real estate loans
Fixed rate loans	28,720	76,862	35,579	134,151	275,312
Adjustable rate loans	12,488	18,291	31,589	558,758	621,126
Consumer loans
Fixed rate loans	1,688	39,856	952	291	42,787
Adjustable rate loans	—	—	—	—	—
Total fixed rate loans	$278,195	$1,070,288	$224,348	$187,701	$1,760,532
Total adjustable rate loans	$290,104	$578,654	$326,195	$622,669	$1,817,622

Nonperforming Assets. Nonperforming assets include nonaccrual loans and repossessed assets. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status. Total nonperforming assets were $44.4 million, or 0.98% of total assets, at December 31, 2025, compared to $28.8 milion, or 0.63% of total assets, at December 31, 2024. The following table sets forth the composition of our nonperforming assets among our different asset categories.

(Dollars in thousands)	December 31, 2025	December 31, 2024
Nonaccruing loans
Commercial real estate
Construction and land development	$381	$—
Commercial real estate - owner occupied	10,467	8,471
Commercial real estate - non-owner occupied	6,566	3,551
Multifamily	—	47
Total commercial real estate	17,414	12,069
Commercial
Commercial and industrial	9,786	3,487
Equipment finance	6,690	4,666
Municipal leases	—	—
Total commercial	16,476	8,153
Residential real estate
Construction and land development	—	132
One-to-four family	2,961	2,916
HELOCs	6,523	3,990
Total residential real estate	9,484	7,038
Consumer	402	407
Total nonaccruing loans	$43,776	$27,667
Total repossessed assets	657	1,103
Total nonperforming assets	$44,433	$28,770
Total nonperforming assets as a percentage of total assets	0.98%	0.63%

Total SBA loans included in nonaccrual loans	$20,647	$6,619
Portion of SBA loans fully guaranteed by the SBA	14,885	3,462

Total nonaccruing loans, excluding the balance fully guaranteed by the SBA	28,891	24,205
Total repossessed assets	657	1,103
Total nonperforming assets, excluding the balance fully guaranteed by the SBA	$29,548	$25,308
Total nonperforming assets, excluding the balance fully guaranteed by the SBA, as a percentage of total assets	0.65%	0.55%
SBA loans made up the largest portion of nonperforming assets at $20.6 million and $6.6 million at December 31, 2025 and 2024, respectively. The year-over-year increase of $14.0 million was primarily the result of a management decision to accelerate the repurchase of the sold portion of nonperforming SBA loans (fully guaranteed portion) to simplify the workout process. Of the remaining nonperforming assets, equipment finance loans (concentrated in the transportation sector) made up $6.6 million and $4.6 million, respectively, and HELOCs totaled $6.5 million and $4.0 million, respectively, both at these same dates.
The ratio of nonperforming loans to total loans was 1.22% at December 31, 2025 compared to 0.76% at December 31, 2024. When adjusted for the fully guaranteed portion of SBA loans, the ratio of nonperforming loans to total loans was 0.81% at December 31, 2025 compared to 0.67% at December 31, 2024.
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

The following table summarizes the distribution of the ACL by loan category at the dates indicated.

	December 31, 2025			December 31, 2024
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate
Construction and land development	$3,948	8%	0.11%	$3,541	8%	0.10%
Commercial real estate - owner occupied	5,404	16	0.15	5,465	15	0.15
Commercial real estate - non-owner occupied	8,908	23	0.25	9,074	24	0.25
Multifamily	1,038	3	0.03	1,204	3	0.03
Total commercial real estate	19,298	50	0.54	19,284	50	0.53
Commercial
Commercial and industrial	4,894	10	0.14	4,837	9	0.13
Equipment finance	8,110	9	0.22	10,090	11	0.28
Municipal leases	327	5	0.01	340	5	0.01
Total commercial	13,331	24	0.37	15,267	25	0.42
Residential real estate
Construction and land development	307	1	0.01	465	1	0.01
One-to-four family	6,342	18	0.18	7,441	17	0.20
HELOCs	1,843	6	0.05	1,758	5	0.05
Total residential real estate	8,492	25	0.24	9,664	23	0.26
Consumer	358	1	0.01	1,070	2	0.03
Total loans	$41,479	100%	1.16%	$45,285	100%	1.24%

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Allocated Allowance	ACL to Loans	Allocated Allowance	ACL to Loans
ACL composition
Quantitative allocation	$22,832	0.64%	$22,330	0.61%
Qualitative allocation	17,359	0.50	21,880	0.60
Individual allocation	1,288	0.02	1,075	0.03
Total ACL	$41,479	1.16%	$45,285	1.24%

	At or For the Year Ended December 31,
	2025	2024
Asset quality ratios
ACL to nonaccruing loans(1)	94.75%	163.68%
Net charge-offs to average loans	0.24	0.28
(1)    At December 31, 2025, $10.1 million, or 23.2%, of nonaccruing loans were current on their loan payments. At December 31, 2024, $13.0 million, or 47.1%, of nonaccruing loans were current on their loan payments.
The ACL on loans decreased $3.8 million, or 8.4%, during the year ended December 31, 2025. See further discussion of the drivers of the change in the "Comparison of Results of Operations for the Years Ended December 31, 2025 and December 31, 2024 – Provision for Credit Losses" section above.
In an effort to assist customers in their post-Hurricane Helene recovery and clean-up efforts, in the fourth quarter of 2024 we granted payment deferrals of up to six months to provide short-term relief to impacted customers, the outstanding balance of which was $136.0 million at December 31, 2024. In the same year we established a $2.2 million qualitative allocation to address the potential impact of the Hurricane upon our loan portfolio. As of December 31, 2025, the outstanding balance of loans where payment deferrals had been granted declined to $318,000, while $165,000 in charge-offs were recognized which were directly related to Hurricane Helene. As any residual impact of the Hurricane was believed to have now been reflected elsewhere within the ACL, in 2025 we released the $2.2 million qualitative allocation previously established.
Our individually evaluated loans are comprised of loans meeting certain thresholds including those on nonaccrual status. Individually evaluated loans may be evaluated for ACL purposes using either the cash flow or the collateral valuation method. As of December 31, 2025, there were $11.5 million of loans individually evaluated compared to $13.8 million at December 31, 2024.

The following table summarizes net charge-offs (recoveries) to average loans outstanding by loan category for the years indicated.

	Year Ended December 31, 2025			Year Ended December 31, 2024
(Dollars in thousands)	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Net Charge-Off (Recovery) Ratio	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Net Charge-Off (Recovery) Ratio
Commercial real estate	$190	$1,890,942	0.01%	$343	$1,910,402	0.02%
Commercial	8,567	933,373	0.92	9,667	919,564	1.05
Residential real estate	106	943,292	0.01	(119)	921,207	(0.01)
Consumer	408	55,712	0.73	925	93,811	0.99
Total	$9,271	$3,823,319	0.24%	$10,816	$3,844,984	0.28%
Liabilities. Total liabilities were $3.9 billion at December 31, 2025, compared to $4.0 billion at December 31, 2024, a decrease of $98.7 million, or 2.4%, the components of which are discussed below.
Deposits. The following table summarizes the composition of our deposit portfolio as of the dates indicated.

(Dollars in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Core deposits
Noninterest-bearing deposits	$707,748	$680,926	$26,822	4%
NOW accounts	546,387	575,238	(28,851)	(5)
Money market accounts	1,374,635	1,341,995	32,640	2
Savings accounts	171,455	181,317	(9,862)	(5)
Total core deposits	2,800,225	2,779,476	20,749	1
Certificates of deposit	909,772	999,727	(89,955)	(9)
Total	$3,709,997	$3,779,203	$(69,206)	(2)%
The following bullet points provide further information regarding the composition of our deposit portfolio as of December 31, 2025:
•The balance of uninsured deposits was $971.5 million, or 26.2% of total deposits, which included $262.0 million of collateralized deposits to municipalities.
•The balance of brokered deposits was $271.3 million, or 7.3% of total deposits.
•Commercial and consumer depositors represented 56% and 44% of total deposits, respectively.
•The average balance of our deposit accounts was $36,000.
•Our largest 25 depositors made up $534.8 million, or 14.4% of total deposits.
Specific to time deposits, we held approximately $198.5 million in uninsured CDs as of December 31, 2025. The uninsured amount is an estimate consistent with the methodology used for the Company's regulatory reporting disclosures.
The following table indicates the amount of our CDs, both within and in excess of the $250,000 FDIC insurance limit, by time remaining until maturity as of December 31, 2025.

(Dollars in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
CDs less than $250,000	$322,923	$250,026	$116,819	$21,531	$711,299
CDs of $250,000 or more	112,942	52,354	27,090	6,087	198,473
Total certificates of deposit	$435,865	$302,380	$143,909	$27,618	$909,772
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
In addition to borrowings deemed necessary to address funding needs, as a result of our merger with Quantum, we assumed $11.3 million of junior subordinated debentures, which carried a purchase accounting discount of $1.1 million as of December 31, 2025. See "Note 10 – Borrowings" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for discussion of the origin and terms of the debt.

The following tables set forth information regarding our borrowings at the end of and during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Average balances
Junior subordinated debentures	$10,167	$10,067
FHLB advances	903	24,784
FRB advances	20,145	25,635
Revolving lines of credit	—	10,785
Weighted average interest rate
Junior subordinated debentures	8.04%	9.22%
FHLB advances	4.57	5.55
FRB advances	4.66	5.41
Revolving lines of credit	—	9.12

(Dollars in thousands)	December 31, 2025	December 31, 2024
Balance outstanding at end of period
Junior subordinated debentures	$10,220	$10,120
FHLB advances	—	—
FRB advances	165,000	188,000
Revolving lines of credit	—	—
Weighted average interest rate
Junior subordinated debentures	5.85%	6.51%
FHLB advances	—	—
FRB advances	3.75	4.50
Revolving lines of credit	—	—
All qualifying one-to-four family loans, HELOCs, commercial real estate loans, multifamily loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction loans, indirect auto loans, and equipment and municipal leases are pledged as collateral to secure outstanding FRB advances. At December 31, 2025 and 2024, the Company had the ability to borrow $355.3 million and $315.5 million, respectively, through FHLB advances and $66.3 million and $106.6 million, respectively, through the unused portion of a line of credit with the FRB.
At both December 31, 2025 and 2024, the Company maintained revolving lines of credit with four unaffiliated banks, the unused portion of which totaled $165.0 million.
Capital Resources
Stockholders' equity increased $48.9 million, or 8.9%, to $600.7 million at December 31, 2025 as compared to December 31, 2024. Activity within stockholders' equity included $64.4 million in net income and $5.6 million in share-based compensation and stock option exercises, partially offset by $8.4 million in cash dividends declared and $13.6 million in stock repurchases. In addition, accumulated other comprehensive income improved by $2.3 million due to a reduction in the unrealized loss on available for sale securities due to lower market interest rates.
As of December 31, 2025, the Bank was considered "well capitalized" in accordance with its regulatory capital guidelines and exceeded all regulatory capital requirements. See “Business – How We are Regulated” included in Item 1 and “Note 18 – Regulatory Capital Matters” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details on our capital requirements.
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements as outlined in the "Comparison of Financial Condition at December 31, 2025 and December 31, 2024 – Borrowings" section above. Additionally, we classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our securities portfolio is of high quality, of short duration, and the securities would therefore be readily marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At December 31, 2025, brokered deposits totaled $271.3 million, or 7.3% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and debt securities, including MBS. On a stand-alone level we are a separate legal entity from the Bank and must provide for our own liquidity and pay our own operating expenses. Our primary source of funds consists of dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At December 31, 2025, we (on an unconsolidated basis) had liquid assets of $8.3 million.
At the Bank level, we use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals and to fund loan commitments. At December 31, 2025, the total approved loan commitments and unused lines of credit outstanding amounted to $347.6 million and $831.3 million, respectively, as compared to $230.5 million and $712.3 million as of December 31, 2024. Certificates of deposit scheduled to mature in one year or less at December 31, 2025 totaled $882.2 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this strategy, we believe that a majority of maturing deposits will be retained.
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
The committee generally meets on a quarterly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis and income simulations. The committee recommends strategy changes based on this review. The committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Asset/Liability Committee of the Board of Directors at least quarterly.
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
We consider the relatively short duration of our loans and deposits in our overall asset/liability management process. As short-term rates increase, we have assets and liabilities that increase with the market. This is reflected in the change in our PVE when rates increase (see the table below). PVE is defined as the net present value of our existing assets and liabilities. In addition, we have historically demonstrated an ability to maintain retail deposits through various interest rate cycles. If local retail deposit rates increase dramatically, we also have access to wholesale funding through our lines of credit with the FHLB and FRB and the brokered deposit market to replace retail deposits, as needed.
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
Our asset/liability management strategy sets limits on the change in PVE given certain changes in interest rates. The table presented here, as of December 31, 2025, is forward-looking information about our sensitivity to changes in interest rates. The table incorporates data from an independent service, as it relates to maturity repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Interest rate risk is measured by changes in PVE for instantaneous parallel shifts in the yield curve up and down 400 basis points. Overall, our interest rate sensitivity is very low with minimal changes to our PVE with rate increases or smaller rate decreases. Loans with interest rate floors assist in maintaining our net interest income when rates decrease. If larger rate decreases occur, our PVE decreases more as lower rate deposit accounts will not reprice lower than zero, causing our net interest margin to shrink. As of December 31, 2025, our loans with interest rate floors totaled approximately $744.9 million, or 20.8% of our total loan portfolio, and had a weighted average floor rate of 5.03%, of which $155.1 million were at their floor rate.

	December 31, 2025
Change in Interest Rates in Basis Points	Present Value Equity (Dollars in Thousands)
	Amount	$ Change	% Change	PVE Ratio
+ 400	$1,161,148	$99,426	9%	27%
+ 300	1,146,589	84,867	8	26
+ 200	1,126,005	64,283	6	25
+ 100	1,098,347	36,625	3	25
Base	1,061,722	—	—	23
- 100	1,013,695	(48,027)	(5)	22
- 200	950,660	(111,062)	(10)	20
- 300	853,786	(207,936)	(20)	18
- 400	758,572	(303,150)	(29)	16
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, investing, deposit and borrowings activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could have a potentially material effect on our financial condition and results of operations. The information contained above in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Liability Management and Interest Rate Risk” in this Form 10-K is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Stockholders and the Board of Directors of HomeTrust Bancshares, Inc. and Subsidiary
Asheville, North Carolina
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of HomeTrust Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2025, the related consolidated statement of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses on Loans – Qualitative Reserve Adjustments
As described in Note 1 and Note 6 to the consolidated financial statements, the Company’s allowance for credit losses on loans (“ACL”) was $41.5 million as of December 31, 2025. The allowance is estimated by management using information about past events, current conditions and reasonable and supportable forecasts on the collectability of the loan portfolio. For collectively evaluated loans that share similar risk characteristics, the Company uses a discounted cash flow method for each loan in a pool, and the results are aggregated at the pool level. A periodic tendency to default and absolute loss given default are applied to a projective model of the pool’s cash flows while considering prepayment and principal curtailment effects.
Management considers the historical loss experience of both the Company and its peers in its assessment of estimated credit losses to determine the ACL and has incorporated macroeconomic drivers using a statistical regression modeling methodology, where considered appropriate, to adjust historical loss information for current conditions and reasonable and supportable forecasts. Included in management’s systematic methodology is consideration of the need to qualitatively adjust the ACL for risks not already incorporated within the loss estimation process.
We identified the qualitative reserve adjustments for economic conditions included in the ACL as a critical audit matter. The principal considerations for our determination included the high degree of auditor judgment and subjectivity and high degree of audit effort, including specialized skills and knowledge, in auditing management’s identification and measurement of qualitative reserve adjustments for economic conditions.
The primary procedures we performed to address this critical audit matter included:
•We obtained an understanding of the Company’s model and process for determining the ACL, and evaluated the design and operating effectiveness of controls relating to the ACL, including:
◦Controls over management’s qualitative reserve adjustment framework and review and approval of the ACL, including management’s estimation of qualitative reserve adjustments for economic conditions applied within the qualitative framework to address risks not already incorporated within the quantitative model, and
◦Controls over the relevance and reliability of data input into the model used to determine the ACL.
•We evaluated the reasonableness and adequacy of management’s qualitative reserve adjustment framework, including testing management’s identification of risks not already incorporated within the model, the application of qualitative reserve adjustments within the framework, and assessing the relevance and reliability of data utilized in development of the qualitative reserve adjustments.
•We evaluated management’s judgments and assumptions related to the qualitative reserve adjustments for reasonableness by assessing relevant trends in credit quality and evaluating the relationship of the trends to the qualitative reserve adjustments applied to the ACL.
/s/ Crowe LLP
We have served as the Company's auditor since 2025.
Atlanta, Georgia
March 13, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
HomeTrust Bancshares, Inc. and Subsidiary
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of HomeTrust Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, for the six months ended December 31, 2023, and for the year ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, for the six months ended December 31, 2023, and for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.
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
/s/ Forvis Mazars, LLP
We served as the Company's auditor from 2005 to 2025.
Atlanta, Georgia
March 13, 2025

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31, 2025	December 31, 2024
Assets
Cash	$14,411	$18,778
Interest-bearing deposits	310,281	260,441
Cash and cash equivalents	324,692	279,219
Certificates of deposit in other banks	18,841	28,538
Debt securities available for sale, at fair value (amortized cost of $141,793 and $154,199 at December 31, 2025 and December 31, 2024, respectively)	142,540	152,011
FHLB and FRB stock	13,636	13,630
SBIC investments	18,818	15,117
Loans held for sale, at fair value	7,005	4,144
Loans held for sale, at lower of cost or fair value	198,688	202,018
Loans, net of deferred loan fees and costs	3,578,154	3,648,299
Allowance for credit losses – loans	(41,479)	(45,285)
Loans, net	3,536,675	3,603,014
Premises and equipment, net	62,400	69,872
Accrued interest receivable	15,973	18,336
Deferred income taxes, net	9,922	10,735
BOLI	93,930	90,868
Goodwill	34,111	34,111
Core deposit intangibles, net	4,848	6,595
Other assets	63,556	67,222
Total assets	$4,545,635	$4,595,430
Liabilities and stockholders’ equity
Liabilities
Deposits	$3,709,997	$3,779,203
Junior subordinated debt	10,220	10,120
Borrowings	165,000	188,000
Other liabilities	59,728	66,349
Total liabilities	3,944,945	4,043,672
Commitments and contingencies – see Note 17
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 17,286,289 and 17,527,709 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	173	175
Additional paid in capital	166,856	176,693
Retained earnings	436,524	380,541
Unearned ESOP shares	(3,438)	(3,966)
Accumulated other comprehensive income (loss)	575	(1,685)
Total stockholders’ equity	600,690	551,758
Total liabilities and stockholders’ equity	$4,545,635	$4,595,430
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Year Ended December 31,		Six Months Ended December 31, 2023	Year Ended June 30, 2023
	2025	2024
Interest and dividend income
Loans	$240,399	$247,642	$118,565	$176,270
Commercial paper, net	—	—	—	1,300
Debt securities available for sale	6,706	6,045	2,516	4,350
Other investments and interest-bearing deposits	9,033	7,929	3,603	5,206
Total interest and dividend income	256,138	261,616	124,684	187,126
Interest expense
Deposits	77,602	87,438	34,261	25,524
Junior subordinated debt	817	928	475	327
Borrowings	981	3,746	5,408	3,860
Total interest expense	79,400	92,112	40,144	29,711
Net interest income	176,738	169,504	84,540	157,415
Provision for credit losses	6,938	7,545	5,930	15,392
Net interest income after provision for credit losses	169,800	161,959	78,610	142,023
Noninterest income
Service charges and fees on deposit accounts	9,807	9,165	4,686	9,510
Loan income and fees	2,772	2,737	982	2,571
Gain on sale of loans held for sale	7,668	6,253	2,330	5,608
BOLI income	3,552	4,312	3,901	2,116
Operating lease income	7,064	7,346	3,377	5,471
Gain on sale of branches	1,448	—	—	—
Gain (loss) on sale of premises and equipment	93	(9)	(248)	2,097
Other	3,927	3,645	1,847	3,677
Total noninterest income	36,331	33,449	16,875	31,050
Noninterest expense
Salaries and employee benefits	72,956	67,900	32,770	62,221
Occupancy expense, net	10,021	9,768	4,932	9,891
Computer services	10,653	12,506	6,175	11,772
Operating lease depreciation expense	7,009	7,734	2,876	4,873
Telecom, postage and supplies	2,188	2,253	1,255	2,468
Marketing and advertising	1,879	1,893	1,112	2,139
Deposit insurance premiums	1,935	2,230	1,419	2,249
Core deposit intangible amortization	1,747	2,463	1,719	1,525
Merger-related expenses	—	—	—	5,465
Contract renewal consulting fee	—	2,965	—	—
Other	16,788	15,785	7,544	13,306
Total noninterest expense	125,176	125,497	59,802	115,909
Income before income taxes	80,955	69,911	35,683	57,164
Income tax expense	16,591	15,106	7,386	12,560
Net income	$64,364	$54,805	$28,297	$44,604
Per share data
Net income per common share
Basic	$3.75	$3.21	$1.67	$2.82
Diluted	$3.72	$3.20	$1.67	$2.80
Average shares outstanding
Basic	16,987,894	16,914,741	16,806,273	15,698,618
Diluted	17,106,783	16,977,330	16,814,176	15,781,506
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,		Six Months Ended December 31, 2023	Year Ended June 30, 2023
	2025	2024
Net income	$64,364	$54,805	$28,297	$44,604
Other comprehensive income (loss)
Unrealized holding gains (losses) on debt securities available for sale
Gains (losses) arising during the period	2,935	(174)	3,311	(2,204)
Deferred income tax (expense) benefit	(675)	40	(762)	507
Total other comprehensive gain (loss)	2,260	(134)	2,549	(1,697)
Comprehensive income	$66,624	$54,671	$30,846	$42,907
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	15,591,466	$156	$126,106	$270,276	$(5,290)	$(2,403)	$388,845
Net income	—	—	—	44,604	—	—	44,604
Cash dividends declared on common stock, $0.39/common share	—	—	—	(6,229)	—	—	(6,229)
Forfeited restricted stock	(10,090)	—	—	—	—	—	—
Retired stock	(13,145)	—	(344)	—	—	—	(344)
Granted restricted stock	57,839	—	—	—	—	—	—
Stock issued for RSUs	13,861	—	—	—	—	—	—
Exercised stock options	352,096	4	5,136	—	—	—	5,140
Shares issued for Quantum merger	1,374,646	14	37,720	—	—	—	37,734
Share-based compensation expense	—	—	1,854	—	—	—	1,854
ESOP compensation expense	—	—	750	—	529	—	1,279
Other comprehensive loss	—	—	—	—	—	(1,697)	(1,697)
Balance at June 30, 2023	17,366,673	$174	$171,222	$308,651	$(4,761)	$(4,100)	$471,186
Net income	—	—	—	28,297	—	—	28,297
Cash dividends declared on common stock, $0.21/common share	—	—	—	(3,547)	—	—	(3,547)
Forfeited restricted stock	(2,560)	—	—	—	—	—	—
Retired stock	(6,038)	—	(139)	—	—	—	(139)
Granted restricted stock	1,000	—	—	—	—	—	—
Stock issued for RSUs	18,494	—	—	—	—	—	—
Exercised stock options	9,500	—	152	—	—	—	152
Share-based compensation expense	—	—	755	—	—	—	755
ESOP compensation expense	—	—	376	—	264	—	640
Other comprehensive income	—	—	—	—	—	2,549	2,549
Balance at December 31, 2023	17,387,069	$174	$172,366	$333,401	$(4,497)	$(1,551)	$499,893
Net income	—	—	—	54,805	—	—	54,805
Cash dividends declared on common stock, $0.45/common share	—	—	—	(7,665)	—	—	(7,665)
Common stock repurchased	(23,483)	—	(645)	—	—	—	(645)
Forfeited restricted stock	(4,424)	—	—	—	—	—	—
Retired stock	(12,751)	—	(365)	—	—	—	(365)
Granted restricted stock	73,502	—	—	—	—	—	—
Stock issued for RSUs	10,683	—	—	—	—	—	—
Exercised stock options	97,113	1	2,436	—	—	—	2,437
Share-based compensation expense	—	—	1,816	—	—	—	1,816
ESOP compensation expense	—	—	1,085	—	531	—	1,616
Other comprehensive loss	—	—	—	—	—	(134)	(134)
Balance at December 31, 2024	17,527,709	$175	$176,693	$380,541	$(3,966)	$(1,685)	$551,758

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (continued)
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	17,527,709	$175	$176,693	$380,541	$(3,966)	$(1,685)	$551,758
Net income	—	—	—	64,364	—	—	64,364
Cash dividends declared on common stock, $0.49/common share	—	—	—	(8,381)	—	—	(8,381)
Common stock repurchased	(334,413)	(3)	(13,609)	—	—	—	(13,612)
Forfeited restricted stock	(3,621)	—	—	—	—	—	—
Retired stock	(31,151)	—	(1,312)	—	—	—	(1,312)
Granted restricted stock	60,329	—	—	—	—	—	—
Stock issued for RSUs	9,996	—	—	—	—	—	—
Exercised stock options	57,440	1	1,434	—	—	—	1,435
Share-based compensation expense	—	—	2,173	—	—	—	2,173
ESOP compensation expense	—	—	1,477	—	528	—	2,005
Other comprehensive income	—	—	—	—	—	2,260	2,260
Balance at December 31, 2025	17,286,289	$173	$166,856	$436,524	$(3,438)	$575	$600,690
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,		Six Months Ended December 31, 2023	Year Ended June 30, 2023
	2025	2024
Operating activities
Net income	$64,364	$54,805	$28,297	$44,604
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for credit losses	6,938	7,545	5,930	15,392
Depreciation and amortization of premises and equipment and equipment for operating leases	11,112	11,638	4,894	9,063
Deferred income tax expense (benefit)	132	1,101	(1,638)	(433)
Net accretion of purchase accounting adjustments on loans	(2,213)	(3,325)	(783)	(1,698)
Net amortization and accretion	3,666	5,397	3,563	4,346
SBIC investments income	(2,611)	(1,731)	(701)	(1,740)
(Gain) loss on sale of premises and equipment	(93)	9	248	(2,097)
Gain on sale of branches	(1,448)	—	—	—
Loss on repossessed assets	383	98	—	89
Loss on previously leased equipment	1,588	1,218	141	451
BOLI income	(3,552)	(4,312)	(3,901)	(2,116)
Gain on sale of loans held for sale	(7,668)	(6,253)	(2,330)	(5,608)
Origination of loans held for sale	(442,664)	(254,082)	(171,273)	(311,198)
Proceeds from sales of loans held for sale	419,697	233,494	130,335	213,482
New deferred loan origination fees (costs), net	1,032	(1,514)	(838)	(2,824)
Amortization of tax credit equity investments	5,139	372	211	240
(Increase) decrease in accrued interest receivable and other assets	(396)	(1,192)	704	1,801
Share-based compensation expense	2,173	1,816	755	1,854
ESOP compensation expense	2,005	1,616	640	1,279
(Decrease) increase in accrued interest payable and other liabilities	(8,094)	(1,264)	1,201	2,225
Net cash provided by (used in) operating activities	49,490	45,436	(4,545)	(32,888)

Investing activities
Purchase of debt securities available for sale	(22,999)	(52,790)	(17,036)	(81,687)
Proceeds from maturities, calls and paydowns of debt securities available for sale	36,553	28,696	45,928	65,585
Purchases of commercial paper	—	—	—	(210,292)
Proceeds from maturities and calls of commercial paper	—	—	—	406,269
Purchases of CDs in other banks	(1,742)	(6,162)	(6,202)	(18,166)
Proceeds from maturities of CDs in other banks	11,439	12,346	4,632	8,565
Net (purchases) redemptions of FHLB and FRB stock	(6)	4,763	1,815	(9,757)
Net capital (contributions in) distributions from SBIC investments	(1,090)	403	1,839	(429)
Capital contributions in tax credit equity investments	(8,217)	(724)	(241)	(901)
Net decrease (increase) in loans	90,351	4,088	23,039	(313,690)
Purchase of BOLI	(36)	(33)	(31,323)	(109)
Proceeds from redemption of BOLI	2,174	44,334	—	—
Death benefit proceeds from BOLI	526	2,363	5,616	—
Purchase of equipment for operating leases - lessor	(2,550)	(13,703)	(14,025)	(11,333)
Proceeds from sale of equipment for operating leases - lessor	1,410	257	350	—
Purchase of premises and equipment	(4,166)	(3,036)	(431)	(3,420)
Proceeds from sale of premises and equipment and assets held for sale	7,717	—	1,056	8,012
Proceeds from sale of repossessed assets	695	12	—	111
Net cash received in merger	—	—	—	30,601
Net cash provided by (used in) investing activities	110,059	20,814	15,017	(130,641)

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	Year Ended December 31,		Six Months Ended December 31, 2023	Year Ended June 30, 2023
	2025	2024
Financing activities
Deposits assumed by purchaser through branch sales	(34,252)	—	—	—
Net increase (decrease) in deposits	(34,954)	117,830	60,205	(69,195)
Net increase (decrease) in revolving lines of credit	—	(18,763)	(1,500)	20,263
Net increase (decrease) in short-term borrowings	(23,000)	(227,000)	(22,000)	437,000
Repayment of long-term borrowings	—	—	—	(24,728)
Common stock repurchased	(13,612)	(645)	—	—
Cash dividends paid	(8,381)	(7,665)	(3,547)	(6,229)
Retired stock	(1,312)	(365)	(139)	(344)
Exercised stock options	1,435	2,437	152	5,140
Net cash provided by (used in) financing activities	(114,076)	(134,171)	33,171	361,907
Net increase (decrease) in cash and cash equivalents	45,473	(67,921)	43,643	198,378
Cash and cash equivalents at beginning of period	279,219	347,140	303,497	105,119
Cash and cash equivalents at end of period	$324,692	$279,219	$347,140	$303,497

	Year Ended December 31,		Six Months Ended December 31, 2023	Year Ended June 30, 2023
	2025	2024
Supplemental disclosures
Cash paid during the period for
Interest	$83,373	$90,212	$37,331	$26,212
Income taxes	19,332	14,004	7,321	7,679
Noncash transactions
Unrealized gain (loss) in value of debt securities available for sale, net of income taxes	2,260	(134)	2,549	(1,697)
Transfers of loans held for sale to loans held for investment	32,346	22,243	11,671	18,337
Transfers of loans held for investment to repossessed assets	589	1,213	—	—
Establish receivable for proceeds from redemption of BOLI policies (included in other assets)	—	—	47,923	—
ROU asset and lease liabilities for operating lease accounting	776	—	864	5,179
Transfer of premises and equipment to assets held for sale	7,624	—	—	—
Business combinations
Fair value of assets acquired	$—	$—	$—	$665,090
Fair value of liabilities assumed	—	—	—	610,188
Net assets acquired	$—	$—	$—	$54,902
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
Principles of Consolidation and Subsidiary Activities
The accompanying consolidated financial statements include the accounts of HomeTrust, the Bank, and its wholly-owned subsidiary, WNCSC, at or for the years ended December 31, 2025 and 2024, six months ended December 31, 2023 and year ended June 30, 2023. WNCSC owns office buildings in Asheville, North Carolina that are leased to the Bank. All intercompany items have been eliminated.
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
The following table presents certain comparative transition period condensed financial information for the identified periods.

	Six Months Ended December 31,
		(Unaudited)
(Dollars in thousands, except per share data)	2023	2022
Total interest and dividend income	$124,684	$77,329
Total interest expense	40,144	5,264
Net interest income	84,540	72,065
Provision for credit losses	5,930	6,227
Net interest income after provision for credit losses	78,610	65,838
Total noninterest income	16,875	15,852
Total noninterest expense	59,802	52,165
Income before income taxes	35,683	29,525
Income tax expense	7,386	6,668
Net income	$28,297	$22,857

Net income per common share – basic	$1.67	$1.51
Net income per common share – diluted	$1.67	$1.50

Net cash provided by (used in) operating activities	$(4,545)	$20,431
Net cash provided by (used in) investing activities	15,017	(36,883)
Net cash provided by financing activities	33,171	76,367
Net increase in cash and cash equivalents	43,643	59,915
Cash and cash equivalents, beginning of period	303,497	105,119
Cash and cash equivalents, end of period	$347,140	$165,034

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Reclassifications
To maintain consistency and comparability, certain amounts from prior periods have been reclassified to conform to current period presentation with no effect on net income or stockholders' equity as previously reported.
Subsequent Events
The Company has evaluated subsequent events for recognition and disclosure through March 13, 2026, which is the date the financial statements were available to be issued.
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
Cash Flows
Cash and cash equivalents include cash and interest-bearing deposits with initial terms to maturity of 90 days or less. Net cash flows are reported for customer loan and deposit transactions, FHLB and FRB stock, SBIC investments, revolving lines of credit and short-term borrowings.
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
SBIC Investments
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
SBIC investments are accounted for using the net asset value practical expedient as provided in the financial statements received from the SBICs. The Company's share of earnings is included in interest and dividend income with a one-quarter lag period.
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
Management considers the historical loss experience of both the Company and its peers in its assessment of ECLs to determine the ACL. The Company utilized peer call report data to measure historical credit loss experience with similar risk characteristics within the segments over an economic cycle. Management reviewed the historical loss information to appropriately adjust for differences in current asset specific risk characteristics. Management also considered further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that existed for the period over which historical information was evaluated. For collectively evaluated loans, the Company has incorporated a combination of two macroeconomic drivers using a statistical regression modeling methodology: the national unemployment rate and one-year change in national real gross domestic product. The macroeconomic drivers utilized vary by loan segment, although the national unemployment rate is incorporated for the majority of the segments. Due to the low loss rates of municipal leases and the expectation of them remaining low, management has elected to separately pool these loans. Management has elected to use readily available municipal default rates and loss given defaults in order to calculate ECLs.
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
Included in its systematic methodology to determine its ACL for loans held for investment and certain off-balance sheet credit exposures, management considers the need to qualitatively adjust ECLs for risks not already captured in the loss estimation process. These qualitative adjustments can either increase or decrease the quantitative model estimation (i.e., formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework consistent with the regulatory interagency policy statement on the ACL.
When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated, which includes consideration of the materiality of the loan. Generally, individually evaluated loans are on nonaccrual status. The ECLs on individually evaluated loans will be estimated based on a DCF analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of calculating estimated credit loss insofar as their credit profile improves and that the repayment terms are not considered to be unique to the asset.
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
The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform the test for goodwill impairment (the qualitative method). If the qualitative method cannot be used or if the Company determines, based on the qualitative method, that the fair value is more likely than not less than the carrying amount, the Company compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the Company will record an impairment charge based on that difference. Our annual goodwill impairment test, the timing of which was adjusted to occur within the six-month transition period, did not identify any impairment for the years ended December 31, 2025 and 2024 or the six months ended December 31, 2023.
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
The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of December 31, 2025 and 2024, there were no accruals for uncertain tax positions and no interest or penalties were accrued.
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
The Company adopted the standard on a prospective basis on January 1, 2025. The changes to the financial statement disclosures have been reflected in this filing, specifically "Note 12 – Income Taxes".
Newly Issued but Not Yet Effective Accounting Standards
ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." In November 2024, the FASB issued ASU 2024-03 which requires entities to disclose more detailed information about certain costs and expenses related to purchases of inventory, employee compensation, depreciation and intangible asset amortization amongst other items. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The adoption of the provisions of ASU 2024-03 is not expected to have an impact on the Company's operating results or financial condition, but will impact disclosures.
ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." In September 2025, the FASB issued ASU 2025-06 which removes all references to prescriptive and sequential software development stages (i.e., project stages), instead requiring an entity to start capitalizing software costs when both of the following occur: 1) management has authorized and committed to funding the software project, and 2) it is probable that the project will be completed and the software will be used to perform the intended function. This ASU is effective for public business entities for interim and annual reporting periods beginning after December 15, 2027. The adoption of the provisions of ASU 2025-06 is not expected to have a material effect on the Company's operating results or financial condition.
ASU 2025-08, "Financial Instruments—Credit Losses (Topic 326): Purchased Loans." In November 2025, the FASB issued ASU 2025-08 which simplifies the accounting for acquired loans under CECL by expanding the use of the gross-up method to a new category of purchased seasoned loans, defined as acquired loans purchased more than 90 days after origination, or through a business combination, when the

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

acquirer was not involved in the origination. This ASU is effective for public business entities for interim and annual reporting periods beginning after December 15, 2026. The adoption of the provisions of ASU 2025-06 is not expected to have an impact on the Company's operating results or financial condition, but will impact the Company's accounting for future purchased loans.
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
4. Debt Securities
Debt securities available for sale consist of the following at the dates indicated:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$134,950	$2,003	$(871)	$136,082
Municipal bonds	1,843	—	(17)	1,826
Corporate bonds	5,000	—	(368)	4,632
Total	$141,793	$2,003	$(1,256)	$142,540

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$145,748	$887	$(2,488)	$144,147
Municipal bonds	3,451	—	(55)	3,396
Corporate bonds	5,000	—	(532)	4,468
Total	$154,199	$887	$(3,075)	$152,011
Debt securities available for sale by contractual maturity at December 31, 2025 and 2024 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	December 31, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$409	$408
Due after one year through five years	1,434	1,418
Due after five years through ten years	5,000	4,632
Due after ten years	—	—
MBS, residential	134,950	136,082
Total	$141,793	$142,540

	December 31, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$1,522	$1,520
Due after one year through five years	1,929	1,876
Due after five years through ten years	5,000	4,468
Due after ten years	—	—
MBS, residential	145,748	144,147
Total	$154,199	$152,011
The Company had no sales of debt securities available for sale and no gross realized gains or losses were recognized during the years ended December 31, 2025 or 2024, six months ended December 31, 2023 or year ended June 30, 2023.
Debt securities available for sale with amortized costs totaling $73,944 and $24,718 and market values of $74,987 and $24,358 at December 31, 2025 and 2024, respectively, were pledged as collateral to secure various public deposits and other borrowings.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The gross unrealized losses and the fair value of debt securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2025 and 2024 were as follows:

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS, residential	$9,478	$(75)	$26,409	$(796)	$35,887	$(871)
Municipal bonds	—	—	1,326	(17)	1,326	(17)
Corporate bonds	—	—	3,882	(368)	3,882	(368)
Total	$9,478	$(75)	$31,617	$(1,181)	$41,095	$(1,256)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS, residential	$30,995	$(515)	$61,515	$(1,973)	$92,510	$(2,488)
Municipal bonds	—	—	3,396	(55)	3,396	(55)
Corporate bonds	—	—	3,718	(532)	3,718	(532)
Total	$30,995	$(515)	$68,629	$(2,560)	$99,624	$(3,075)
The total number of securities with unrealized losses at December 31, 2025 and 2024 were 119 and 168, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of December 31, 2025 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Account Policies" for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring ECLs on investment securities and does not record an ACL on accrued interest receivable. As of December 31, 2025 and 2024, the accrued interest receivable for debt securities available for sale was $554 and $606, respectively.
5. Loans Held For Sale
Loans held for sale, at the lower of cost or fair value, consist of the following as of the dates indicated:

	December 31, 2025	December 31, 2024
One-to-four family	$304	$408
SBA	35,567	22,867
HELOCs	162,817	178,743
Total loans held for sale, at the lower of cost or fair value	$198,688	$202,018
The carrying balance of loans held for sale, at fair value, was $7,005 and $4,144 at December 31, 2025 and 2024, respectively, while the amortized cost of these loans was $6,896 and $4,062 at the same dates.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

6. Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated(1):

	December 31, 2025	December 31, 2024
Commercial real estate
Construction and land development	$277,028	$274,356
Commercial real estate - owner occupied	562,049	545,490
Commercial real estate - non-owner occupied	832,502	866,094
Multifamily	110,912	120,425
Total commercial real estate	1,782,491	1,806,365
Commercial
Commercial and industrial	378,686	316,159
Equipment finance	311,356	406,400
Municipal leases	166,396	165,984
Total commercial	856,438	888,543
Residential real estate
Construction and land development	45,617	53,683
One-to-four family	633,511	630,391
HELOCs	217,310	195,288
Total residential real estate	896,438	879,362
Consumer	42,787	74,029
Total loans, net of deferred loan fees and costs	3,578,154	3,648,299
Allowance for credit losses – loans	(41,479)	(45,285)
Loans, net	$3,536,675	$3,603,014
(1)    December 31, 2025 and 2024 accrued interest receivable of $15,305 and $17,569 was accounted for separately from the amortized cost basis.
All qualifying one-to-four family loans, HELOCs, commercial real estate loans and FHLB of Atlanta stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.
Loans are made to the Company's executive officers, directors and their associates during the ordinary course of business. The aggregate amount of loans to related parties totaled approximately $0 at both December 31, 2025 and 2024. In relation to these loans are unfunded commitments that totaled approximately $3 at both December 31, 2025 and 2024.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate and consumer loans by origination year as of December 31, 2025. Also included in the table detailing loan balances are gross charge-offs for the year ended December 31, 2025:

	Term Loans By Origination Fiscal Year
December 31, 2025	2025	2024	2023-S(1)	2023	2022	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$133,327	$85,217	$21,775	$5,722	$16,693	$11,108	$2,805	$276,647
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	381	—	—	381
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$133,327	$85,217	$21,775	$5,722	$17,074	$11,108	$2,805	$277,028

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Risk rating
Pass	$78,784	$52,556	$42,988	$60,162	$84,571	$218,775	$5,589	$543,425
Special mention	—	—	—	655	241	2,375	—	3,271
Substandard	—	1,406	918	162	4,949	5,767	—	13,202
Doubtful	—	—	—	1,895	244	12	—	2,151
Loss	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	$78,784	$53,962	$43,906	$62,874	$90,005	$226,929	$5,589	$562,049

Current period gross charge-offs	$—	$—	$—	$138	$90	$—	$—	$228

Commercial real estate - non-owner occupied
Risk rating
Pass	$77,184	$55,342	$12,561	$91,992	$131,895	$433,461	$8,523	$810,958
Special mention	—	—	—	754	—	9,226	—	9,980
Substandard	—	—	—	2,591	—	8,973	—	11,564
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner occupied	$77,184	$55,342	$12,561	$95,337	$131,895	$451,660	$8,523	$832,502

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Risk rating
Pass	$9,361	$15,105	$5,638	$4,881	$9,916	$65,560	$—	$110,461
Special mention	—	—	—	—	—	285	—	285
Substandard	—	—	—	—	—	166	—	166
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	$9,361	$15,105	$5,638	$4,881	$9,916	$66,011	$—	$110,912

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate
Risk rating
Pass	$298,656	$208,220	$82,962	$162,757	$243,075	$728,904	$16,917	$1,741,491
Special mention	—	—	—	1,409	241	11,886	—	13,536
Substandard	—	1,406	918	2,753	5,330	14,906	—	25,313
Doubtful	—	—	—	1,895	244	12	—	2,151
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$298,656	$209,626	$83,880	$168,814	$248,890	$755,708	$16,917	$1,782,491

Total current period gross charge-offs	$—	$—	$—	$138	$90	$—	$—	$228
(1)As previously announced, on July 24, 2023, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31. "2023-S" represents the six-month transition period ended December 31, 2023. All subsequent periods are based on a calendar year end.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
December 31, 2025	2025	2024	2023-S(1)	2023	2022	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$101,886	$73,327	$33,005	$29,181	$24,786	$20,049	$75,308	$357,542
Special mention	392	290	2,651	910	312	2,478	2,497	9,530
Substandard	—	3,157	—	252	1,929	3,643	100	9,081
Doubtful	—	505	—	122	89	1,794	23	2,533
Loss	—	—	—	—	—	—	—	—
Total commercial and industrial	$102,278	$77,279	$35,656	$30,465	$27,116	$27,964	$77,928	$378,686

Current period gross charge-offs	$—	$151	$362	$241	$1,318	$472	$—	$2,544

Equipment finance
Risk rating
Pass	$63,176	$76,224	$43,547	$73,355	$31,444	$13,466	$—	$301,212
Special mention	172	151	255	615	232	185	—	1,610
Substandard	673	1,117	173	2,096	871	417	—	5,347
Doubtful	—	57	415	1,353	1,067	295	—	3,187
Loss	—	—	—	—	—	—	—	—
Total equipment finance	$64,021	$77,549	$44,390	$77,419	$33,614	$14,363	$—	$311,356

Current period gross charge-offs	$—	$167	$454	$2,829	$2,711	$466	$—	$6,627

Municipal leases
Risk rating
Pass	$19,195	$29,939	$15,546	$20,701	$18,934	$62,081	$—	$166,396
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$19,195	$29,939	$15,546	$20,701	$18,934	$62,081	$—	$166,396

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial
Risk rating
Pass	$184,257	$179,490	$92,098	$123,237	$75,164	$95,596	$75,308	$825,150
Special mention	564	441	2,906	1,525	544	2,663	2,497	11,140
Substandard	673	4,274	173	2,348	2,800	4,060	100	14,428
Doubtful	—	562	415	1,475	1,156	2,089	23	5,720
Loss	—	—	—	—	—	—	—	—
Total commercial	$185,494	$184,767	$95,592	$128,585	$79,664	$104,408	$77,928	$856,438

Total current period gross charge-offs	$—	$318	$816	$3,070	$4,029	$938	$—	$9,171

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
December 31, 2025	2025	2024	2023-S(1)	2023	2022	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$24,620	$7,350	$1,054	$5,753	$4,173	$2,254	$—	$45,204
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	413	—	—	—	—	413
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$24,620	$7,350	$1,467	$5,753	$4,173	$2,254	$—	$45,617

Current period gross charge-offs	$—	$—	$—	$—	$—	$132	$—	$132

One-to-four family
Risk rating
Pass	$45,062	$40,995	$22,428	$152,935	$139,276	$213,367	$11,814	$625,877
Special mention	—	—	—	—	21	282	—	303
Substandard	—	661	835	1,074	764	3,984	—	7,318
Doubtful	—	—	—	—	—	13	—	13
Loss	—	—	—	—	—	—	—	—
Total one-to-four family	$45,062	$41,656	$23,263	$154,009	$140,061	$217,646	$11,814	$633,511

Current period gross charge-offs	$—	$—	$—	$—	$—	$50	$—	$50

HELOCs
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$208,402	$208,402
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	8,908	8,908
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total HELOCs	$—	$—	$—	$—	$—	$—	$217,310	$217,310

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$40	$40

Total residential real estate
Risk rating
Pass	$69,682	$48,345	$23,482	$158,688	$143,449	$215,621	$220,216	$879,483
Special mention	—	—	—	—	21	282	—	303
Substandard	—	661	1,248	1,074	764	3,984	8,908	16,639
Doubtful	—	—	—	—	—	13	—	13
Loss	—	—	—	—	—	—	—	—
Total residential real estate	$69,682	$49,006	$24,730	$159,762	$144,234	$219,900	$229,124	$896,438

Total current period gross charge-offs	$—	$—	$—	$—	$—	$182	$40	$222

	Term Loans By Origination Fiscal Year
December 31, 2025	2025	2024	2023-S(1)	2023	2022	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$2,346	$2,688	$10,866	$18,552	$4,392	$2,463	$244	$41,551
Special mention	—	—	—	—	—	—	—	—
Substandard	—	31	168	644	127	247	16	1,233
Doubtful	—	1	—	—	2	—	—	3
Loss	—	—	—	—	—	—	—	—
Total consumer	$2,346	$2,720	$11,034	$19,196	$4,521	$2,710	$260	$42,787

Total current period gross charge-offs	$3	$68	$131	$306	$65	$79	$—	$652

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following tables present aging analyses of past due loans (including nonaccrual loans) by segment and class as of the dates indicated:

	Past Due				Total Loans
	30-89 Days	90 Days+	Total(1)	Current
December 31, 2025
Commercial real estate
Construction and land development	$381	$—	$381	$276,647	$277,028
Commercial real estate - owner occupied	2	4,352	4,354	557,695	562,049
Commercial real estate - non-owner occupied	1,482	5,383	6,865	825,637	832,502
Multifamily	—	—	—	110,912	110,912
Total commercial real estate	1,865	9,735	11,600	1,770,891	1,782,491
Commercial
Commercial and industrial	1,596	7,437	9,033	369,653	378,686
Equipment finance	4,771	3,723	8,494	302,862	311,356
Municipal leases	—	—	—	166,396	166,396
Total commercial	6,367	11,160	17,527	838,911	856,438
Residential real estate
Construction and land development	—	—	—	45,617	45,617
One-to-four family	2,448	1,872	4,320	629,191	633,511
HELOCs	1,291	5,064	6,355	210,955	217,310
Total residential real estate	3,739	6,936	10,675	885,763	896,438
Consumer	480	261	741	42,046	42,787
Total loans	$12,451	$28,092	$40,543	$3,537,611	$3,578,154

	Past Due				Total Loans
	30-89 Days	90 Days+	Total(1)	Current
December 31, 2024
Commercial real estate
Construction and land development	$—	$—	$—	$274,356	$274,356
Commercial real estate - owner occupied	654	1,432	2,086	543,404	545,490
Commercial real estate - non-owner occupied	—	959	959	865,135	866,094
Multifamily	—	—	—	120,425	120,425
Total commercial real estate	654	2,391	3,045	1,803,320	1,806,365
Commercial
Commercial and industrial	1,160	3,056	4,216	311,943	316,159
Equipment finance	4,714	4,140	8,854	397,546	406,400
Municipal leases	—	—	—	165,984	165,984
Total commercial	5,874	7,196	13,070	875,473	888,543
Residential real estate
Construction and land development	419	132	551	53,132	53,683
One-to-four family	3,429	1,633	5,062	625,329	630,391
HELOCs	1,935	2,754	4,689	190,599	195,288
Total residential real estate	5,783	4,519	10,302	869,060	879,362
Consumer	391	260	651	73,378	74,029
Total loans	$12,702	$14,366	$27,068	$3,621,231	$3,648,299
(1)Of the past due totals presented above, $11,746 and $2,817 of these balances were fully guaranteed by the SBA as of December 31, 2025 and 2024, respectively.
On September 26, 2024, Hurricane Helene made landfall causing significant property damage across the Company's market areas, particularly in Western North Carolina. In an effort to assist customers in their post-Hurricane Helene recovery and clean-up efforts, in the fourth quarter of the year ended December 31, 2024 we granted payment deferrals of up to six months to provide short-term relief to impacted customers. The outstanding balance of these deferrals was $318 and $136,021 at December 31, 2025 and 2024, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the year ended December 31, 2025.

	December 31,		90 Days + & Still Accruing as of December 31, 2025	Nonaccrual with No ACL as of December 31, 2025	Interest Income Recognized
	2025(1)	2024(1)
Commercial real estate
Construction and land development	$381	$—	$—	$—	$—
Commercial real estate - owner occupied	10,467	8,471	—	2,894	716
Commercial real estate - non-owner occupied	6,566	3,551	—	1,144	333
Multifamily	—	47	—	—	1
Total commercial real estate	17,414	12,069	—	4,038	1,050
Commercial
Commercial and industrial	9,786	3,487	—	239	337
Equipment finance	6,690	4,666	—	278	237
Municipal leases	—	—	—	—	—
Total commercial	16,476	8,153	—	517	574
Residential real estate
Construction and land development	—	132	—	—	21
One-to-four family	2,961	2,916	—	—	105
HELOCs	6,523	3,990	—	—	90
Total residential real estate	9,484	7,038	—	—	216
Consumer	402	407	—	—	31
Total loans	$43,776	$27,667	$—	$4,555	$1,871
(1)Of the nonaccrual totals presented above, $14,885 and $3,462 of these balances were fully guaranteed by the SBA as of December 31, 2025 and 2024, respectively.
The following tables present analyses of the ACL on loans by segment for the periods indicated below. In addition to the provision (benefit) for credit losses on loans presented below, provisions (benefits) of $1,473, $85, $(970) and $253 for off-balance sheet credit exposures and $0, $0, $0 and $(250) for commercial paper were recorded during the years ended December 31, 2025 and 2024, six months ended December 31, 2023, and year ended June 30, 2023, respectively. For the year ended June 30, 2023, $4,921 and $369 of the provision for credit losses were recognized to establish ACLs on Quantum's loan portfolio and off-balance sheet credit exposure, respectively.

	Year Ended December 31, 2025
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$19,284	$15,267	$9,664	$1,070	$45,285
Provision (benefit) for credit losses	204	6,631	(1,066)	(304)	5,465
Charge-offs	(228)	(9,171)	(222)	(652)	(10,273)
Recoveries	38	604	116	244	1,002
Net (charge-offs) recoveries	(190)	(8,567)	(106)	(408)	(9,271)
Balance at end of period	$19,298	$13,331	$8,492	$358	$41,479

	Year Ended December 31, 2024
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$20,323	$17,026	$9,284	$2,008	$48,641
Provision (benefit) for credit losses	(696)	7,908	261	(13)	7,460
Charge-offs	(367)	(10,661)	(33)	(1,151)	(12,212)
Recoveries	24	994	152	226	1,396
Net (charge-offs) recoveries	(343)	(9,667)	119	(925)	(10,816)
Balance at end of period	$19,284	$15,267	$9,664	$1,070	$45,285

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
A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of the collateral. The following tables provide a breakdown between loans identified as CDAs and non-CDAs, by segment and class, as well as collateral coverage for those loans at the dates indicated below:

	Type and Extent of Collateral Securing CDAs				Non-CDAs
December 31, 2025	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$277,028	$277,028
Commercial real estate - owner occupied	—	—	3,532	—	558,517	562,049
Commercial real estate - non-owner occupied	—	—	4,699	—	827,803	832,502
Multifamily	—	—	—	—	110,912	110,912
Total commercial real estate	—	—	8,231	—	1,774,260	1,782,491
Commercial
Commercial and industrial	—	—	—	—	378,686	378,686
Equipment finance	—	—	—	2,087	309,269	311,356
Municipal leases	—	—	—	—	166,396	166,396
Total commercial	—	—	—	2,087	854,351	856,438
Residential real estate
Construction and land development	—	—	—	—	45,617	45,617
One-to-four family	—	—	—	—	633,511	633,511
HELOCs	—	—	—	—	217,310	217,310
Total residential real estate	—	—	—	—	896,438	896,438
Consumer	—	—	—	—	42,787	42,787
Total	$—	$—	$8,231	$2,087	$3,567,836	$3,578,154
Total collateral value	$—	$—	$9,605	$1,299

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Type and Extent of Collateral Securing CDAs				Non-CDAs
December 31, 2024	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$274,356	$274,356
Commercial real estate - owner occupied	—	—	6,376	—	539,114	545,490
Commercial real estate - non-owner occupied	—	—	3,820	—	862,274	866,094
Multifamily	—	—	—	—	120,425	120,425
Total commercial real estate	—	—	10,196	—	1,796,169	1,806,365
Commercial
Commercial and industrial	—	—	—	585	315,574	316,159
Equipment finance	—	—	—	717	405,683	406,400
Municipal leases	—	—	—	—	165,984	165,984
Total commercial	—	—	—	1,302	887,241	888,543
Residential real estate
Construction and land development	—	—	—	—	53,683	53,683
One-to-four family	—	—	—	—	630,391	630,391
HELOCs	—	—	—	—	195,288	195,288
Total residential real estate	—	—	—	—	879,362	879,362
Consumer	—	—	—	—	74,029	74,029
Total	$—	$—	$10,196	$1,302	$3,636,801	$3,648,299
Total collateral value	$—	$—	$13,938	$748
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
The following tables present the amortized cost basis of loans at December 31, 2025, 2024 and 2023, that were both experiencing financial difficulty and modified during the years ended December 31, 2025 and 2024, and six months ended December 31, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented. The Hurricane Helene related deferrals previously referenced did not meet this definition and therefore were not included.

	Year Ended December 31, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate - owner occupied	$—	$778	$—	$1,485	$—	$—	0.40%
Commercial real estate - non-owner-occupied	—	754	349	—	—	—	0.13
Commercial loans
Commercial and industrial	—	5,344	2,319	116	—	—	2.05
Residential real estate loans
One-to-four family	—	—	49	—	—	—	0.01
Total	$—	$6,876	$2,717	$1,601	$—	$—	0.31%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Year Ended December 31, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate - owner-occupied	$—	$2,012	$—	$161	$—	$—	0.40%
Commercial real estate - non-owner-occupied	—	956	—	—	—	—	0.11
Commercial loans
Commercial and industrial	—	2,714	630	147	—	—	1.10
Total	$—	$5,682	$630	$308	$—	$—	0.18%

	Six Months Ended December 31, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial loans
Commercial and industrial	$—	$—	$259	$—	$—	$—	—%
Residential real estate loans
One-to-four family	—	—	165	—	—	—	—
Total	$—	$—	$424	$—	$—	$—	—%
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods indicated below:

	Year Ended December 31, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial real estate
Commercial real estate - owner-occupied	$—	6.3%	—
Commercial real estate - non-owner-occupied	—	—	5.8
Commercial loans
Commercial and industrial	—	7.0	6.5
Residential real estate loans
One-to-four family	—	—	10.6
Total	$—	6.3%	6.5

	Year Ended December 31, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial real estate
Commercial real estate - owner-occupied	$—	3.5%	—
Commercial loans
Commercial and industrial	—	4.7	10.0
Total	$—	4.4%	10.0

	Six Months Ended December 31, 2023
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial loans
Commercial and industrial	$—	—%	10.0
Residential real estate loans
One-to-four family	—	—	7.0
Total	$—	—%	8.8

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

	Year Ended December 31, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial real estate
Commercial real estate - owner-occupied	$—	$675	$—	$1,646
Commercial loans
Commercial and industrial	—	2,165	132	—
Equipment finance	—	—	—	115
Residential real estate loans
One-to-four family	—	—	50	—
Total	$—	$2,840	$182	$1,761

	Year Ended December 31, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial real estate
Commercial real estate - owner-occupied	$—	$1,642	$—	$161
Commercial real estate - non-owner occupied	—	956	—	—
Commercial loans
Commercial and industrial	—	1,955	132	—
Total	$—	$4,553	$132	$161
There were no loans that had a payment default during the six months months ended December 31, 2023 that had previously been modified within the same period.
Off-Balance Sheet Credit Exposure
The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At December 31, 2025 and 2024, the ACL on off-balance sheet credit exposures included in other liabilities was $4,145 and $2,672, respectively.
7. Premises and Equipment
Premises and equipment as of the dates indicated consist of the following:

	December 31, 2025	December 31, 2024
Land	$23,378	$25,818
Office buildings	69,631	75,450
Furniture, fixtures and equipment	19,062	19,880
Total	112,071	121,148
Less: accumulated depreciation	(49,671)	(51,276)
Premises and equipment, net	$62,400	$69,872
As noted in "Note 3 – Branch Sales," a majority of the changes between periods can be traced to the sale of $6,310 of premises and equipment associated with our two Knoxville, Tennessee branches during the year ended December 31, 2025. The assets were sold at their carrying balance so no gain or loss was recognized on the sale.
Depreciation expense associated with premises and equipment was $4,003 and $3,805 for the years ended December 31, 2025 and 2024, $1,968 for the six months ended December 31, 2023, and $4,152 for the year ended June 30, 2023, respectively.
8. Goodwill and Core Deposit Intangibles
The carrying amount of the Company's goodwill was $34,111 at both December 31, 2025 and 2024. As a result of the Company's merger with Quantum on February 12, 2023, the Company recorded $12,210 of core deposit intangibles to be amortized over the next 10 years on an accelerated basis. Amortization expense related to core deposit intangibles was $1,747 and $2,463 for the years ended December 31, 2025 and 2024, $1,719 for the six months ended December 31, 2023, and $1,525 for the year ended June 30, 2023, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

As of December 31, 2025, the estimated amortization expense was as follows:

2026	$1,281
2027	948
2028	710
2029	529
2030	496
Thereafter	884
Total	$4,848
9. Deposits
Deposit accounts at the dates indicated consist of the following:

	December 31, 2025	December 31, 2024
Noninterest-bearing accounts	$707,748	$680,926
NOW accounts	546,387	575,238
Money market accounts	1,374,635	1,341,995
Savings accounts	171,455	181,317
Certificates of deposit	909,772	999,727
Total	$3,709,997	$3,779,203
Deposits received from executive officers, directors and their associates totaled approximately $1,105 and $1,223 at December 31, 2025 and 2024, respectively.
As of December 31, 2025, scheduled maturities of certificates of deposit were as follows:

2026	$882,154
2027	24,101
2028	2,019
2029	572
2030	926
Thereafter	—
Total	$909,772
Certificates of deposit with balances of $250 or greater totaled $198,473 and $169,089 at December 31, 2025 and 2024, respectively. Generally, deposit amounts in excess of $250 are not federally insured.
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
The trust preferred securities accrue and pay quarterly distributions at a floating rate of 3-month Term SOFR plus 2.20%, which was 5.85% at December 31, 2025. The Company has guaranteed distributions and other payments due on the trust preferred securities to the extent the Trust has insufficient funds with which to make the distributions and other payments. The net combined effect of all documents entered into in connection with the trust preferred securities is that the Company is liable to make the distributions and other payments required on the trust preferred securities.
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
Other Borrowings
Borrowings, outside of junior subordinated debt, consist of the following at the dates indicated:

	December 31, 2025		December 31, 2024
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances (short-term)	$—	—%	$—	—%
FRB advances (short-term)	165,000	3.75	188,000	4.50
Revolving lines of credit	—	—	—	—
Total other borrowings	$165,000	3.75%	$188,000	4.50%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

All qualifying one-to-four family loans, HELOCs, commercial real estate loans, multifamily loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction loans, indirect auto loans, and equipment and municipal leases are pledged as collateral to secure outstanding FRB advances. At December 31, 2025 and 2024, the Company had the ability to borrow $355,296 and $315,468, respectively, through FHLB advances and $66,347 and $106,592, respectively, through the unused portion of a line of credit with the FRB.
At December 31, 2025 and 2024, the Company maintained revolving lines of credit with four unaffiliated banks, the unused portion of which totaled $165,000 at both December 31, 2025 and 2024, respectively.
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

	December 31, 2025	December 31, 2024
ROU assets	$7,634	$8,072
Lease liabilities	$9,047	$9,557
Weighted-average remaining lease terms (years)	7.5	8.2
Weighted-average discount rate	3.64%	3.48%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at December 31, 2025:

2026	$1,900
2027	1,925
2028	1,738
2029	970
2030	873
Thereafter	3,033
Total undiscounted minimum lease payments	10,439
Less: amount representing interest	(1,392)
Total lease liability	$9,047
The following table presents components of operating lease expense for the periods indicated:

	Year Ended December 31,		Six Months Ended December 31, 2023	Year Ended June 30, 2023
	2025	2024
Operating lease cost (included in occupancy expense, net)	$1,590	$1,623	$880	$1,515
Variable lease cost (benefit) (included in occupancy expense, net)	(2)	5	3	228
Sublease income (included in other noninterest income)	(181)	(172)	(85)	(169)
Total operating lease expense, net	$1,407	$1,456	$798	$1,574
As Lessee - Finance Lease
During the fiscal year ended June 30, 2023, the Company purchased the property associated with the finance lease reported historically. The Company purchased the property for $1,249, terminating the existing land lease. Prior to the purchase, interest expense on the lease liability totaled $60 for the fiscal year ended June 30, 2023.
Supplemental lease cash flow information for the periods indicated:

	Year Ended December 31,		Six Months Ended December 31, 2023	Year Ended June 30, 2023
	2025	2024
ROU assets - noncash additions (operating leases)	$776	$—	$864	$5,179
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	1,530	1,515	713	1,245
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	—	—	—	89

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
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from one to seven years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of noninterest expense. The net book value of leased assets totaled $25,415 and $31,572 with a residual value of $13,167 and $13,662 as of December 31, 2025 and 2024, respectively.
The following schedule summarizes, as of December 31, 2025, aggregate future minimum lease payments to be received:

2026	$6,613
2027	3,556
2028	3,199
2029	2,704
2030	1,286
Thereafter	77
Total of future minimum payments	$17,435
As Lessor - Finance Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment of the loan portfolio. For the years ended December 31, 2025 and 2024, six months ended December 31, 2023, and year ended June 30, 2023, interest income on equipment finance leases totaled $5,376, $4,531, $2,019 and $3,390, respectively.
The lease receivable component of finance lease net investment included within equipment finance class of financing receivables was $82,305 and $70,420 at December 31, 2025 and 2024, respectively.
The following schedule summarizes, as of December 31, 2025, aggregate future minimum finance lease payments to be received:

2026	$28,800
2027	24,594
2028	18,133
2029	12,574
2030	6,793
Thereafter	4,590
Total undiscounted minimum payments	95,484
Less: amount representing interest	(13,179)
Total lease receivable	$82,305
12. Income Taxes
Income tax expense from continuing operations consisted of the following for the periods indicated:

	Year Ended December 31,		Six Months Ended December 31, 2023	Year Ended June 30, 2023
	2025	2024
Current
Federal	$14,339	$11,970	$7,910	$11,119
State	2,120	2,035	1,114	1,874
Total current expense	16,459	14,005	9,024	12,993
Deferred
Federal	37	829	(1,450)	(377)
State	95	272	(188)	(56)
Total deferred expense (benefit)	132	1,101	(1,638)	(433)
Total income tax expense	$16,591	$15,106	$7,386	$12,560
The Company does not have any material pre-tax income or income tax expense in foreign jurisdictions.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table reconciles income tax expense based on the federal statutory rate to the actual effective tax rate by amount and percentage for the period indicated, consistent with the disclosure requirements of ASU 2023-09:

	Year Ended December 31, 2025
	Amount	Percent
Federal statutory income tax expense	$17,001	21.0%
Increase (decrease) resulting from:
State income tax expense, net of federal effect(1)	1,770	2.2
Tax credits(2)	(474)	(0.6)
Nontaxable and nondeductible items:
Tax exempt income, net of expense disallowance	(1,178)	(1.5)
Other	(180)	(0.2)
Other adjustments	(348)	(0.4)
Income tax expense and effective income tax rate	$16,591	20.5%
(1)State taxes in North Carolina and Tennessee made up the majority (greater than 50%) of the tax effect in this category.
(2)Includes the net effect from income tax benefits and amortization under the proportional amortization method.
The following table reconciles income tax expense based on the federal statutory rate to the actual effective tax rate by amount and percentage for the periods indicated, consistent with the disclosure requirements prior to the adoption of ASU 2023-09:

	Year Ended December 31, 2024		Six Months Ended December 31, 2023		Year Ended June 30, 2023
	Amount	Rate	Amount	Rate	Amount	Rate
Tax at federal income tax rate	$14,681	21.0%	$7,494	21.0%	$12,004	21.0%
Increase (decrease) resulting from:
Tax exempt income	(1,799)	(2.6)	(734)	(2.1)	(830)	(1.5)
State tax, net of federal benefit	1,883	2.7	693	1.9	1,417	2.5
Other	341	0.5	(67)	(0.1)	(31)	—
Total	$15,106	21.6%	$7,386	20.7%	$12,560	22.0%
The following table presents income taxes paid (net of refunds received) for the period indicated, consistent with the disclosure requirements of ASU 2023-09:

Year Ended December 31, 2025
Federal	$17,652
State and local*	1,680
Total	$19,332
*    No jurisdictions exceeded the threshold for separate disclosure for the period presented.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2025 and 2024 are presented below:

	December 31, 2025	December 31, 2024
Deferred tax assets
Allowance for credit losses	$10,593	$11,206
Deferred compensation and post-retirement benefits	6,621	7,181
Net operating loss carryforward	1,352	1,712
Discount from business combinations	171	438
Unrealized loss on debt securities held for sale	—	503
Share-based compensation expense	1,074	1,058
Operating lease liability	2,101	2,233
Other	2,877	2,767
Total deferred tax assets	24,789	27,098
Deferred tax liabilities
Depreciable basis of fixed assets and operating lease equipment	(9,981)	(11,679)
Deferred loan costs	(500)	(534)
FHLB stock, book basis in excess of tax	(234)	(91)
BOLI available for redemption	(1,443)	(1,346)
Operating lease ROU asset	(1,772)	(1,886)
Unrealized gain on debt securities held for sale	(172)	—
Other	(765)	(827)
Total deferred tax liabilities	(14,867)	(16,363)
Net deferred tax assets	$9,922	$10,735
The Company had federal net operating loss carryforwards ("NOLs") of $6,437 and $8,047 as of December 31, 2025 and 2024, respectively, with a recorded tax benefit of $1,352 and $1,712 included in deferred tax assets. The majority of these NOLs will expire for federal tax purposes from 2028 through 2035, if not previously used.
Retained earnings at both December 31, 2025 and 2024 include $19,570 representing pre-1988 tax bad debt reserve base year amounts for which no deferred tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a failure to meet the definition of a bank, dividend payments in excess of current year or accumulated earnings and profits, or other distributions in dissolution or liquidation of the Bank. The Company is no longer subject to examination for federal purposes for tax years prior to 2022 and for state purposes for tax years prior to 2021.
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
The Company’s expense for 401(k) contributions to this plan was $1,140, $1,039, $556 and $987 for the years ended December 31, 2025 and 2024, six months ended December 31, 2023 and year ended June 30, 2023, respectively. The Company's expense related to the ESOP for the years ended December 31, 2025 and 2024, six months ended December 31, 2023 and year ended June 30, 2023 was $2,005, $1,616, $640 and $1,279, respectively.
Shares held by the ESOP at the dates indicated include the following:

	December 31, 2025	December 31, 2024
Unallocated ESOP shares	343,850	396,750
Allocated ESOP shares	661,250	608,350
ESOP shares committed to be released	52,900	52,900
Total ESOP shares	1,058,000	1,058,000
Fair value of unallocated ESOP shares	$14,765	$13,363
Post-retirement health care benefits are provided to certain key current and former officers under the Company’s Executive Medical Care Plan (“EMCP”). The EMCP is unfunded and is not qualified under the IRC. Plan expense for the years ended December 31, 2025 and 2024, six months ended December 31, 2023 and year ended June 30, 2023 was $32, $18, $6 and $50, respectively. Total accrued expenses related to this plan included in other liabilities were $5,033 and $5,157 as of December 31, 2025 and 2024, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

14. Deferred Compensation Agreements
The Company’s Director Emeritus Plans (“Plans”) provide certain benefits to Emeritus Directors for providing current advisory services to the Company. The Plans are unfunded and are not qualified under the IRC. Plan benefits vary by participant and are payable to a designated beneficiary in the event of death. The Company records an expense based on the present value of expected future benefits. Plan expenses for the years ended December 31, 2025 and 2024, six months ended December 31, 2023 and year ended June 30, 2023 were $239, $289, $154 and $305, respectively. Total accrued expenses related to these plans included in other liabilities were $4,514 and $4,927 as of December 31, 2025 and 2024, respectively.
Long term deferred compensation and supplemental retirement plans are provided to certain key current and former officers. These plans are unfunded and are not qualified under the IRC. The benefits vary by participant and are payable to a designated beneficiary in the event of death. Plan expenses for the years ended December 31, 2025 and 2024, six months ended December 31, 2023 and year ended June 30, 2023 were $784, $827, $355 and $581, respectively. Total accrued expenses related to these plans included in other liabilities were $15,221 and $16,483 as of December 31, 2025 and 2024, respectively.
In addition, the Company has a deferred compensation plan provided to certain current and former officers and directors. The plan allows the participants to defer any of their annual compensation, including bonus payments, up to the maximum allowed for each participant. The plan is unfunded and is not qualified under the IRC. Plan expenses for the years ended December 31, 2025 and 2024, six months ended December 31, 2023 and year ended June 30, 2023 were $216, $235, $118 and $208, respectively. The total deferred compensation plan payable included in other liabilities was $3,364 and $3,773 as of December 31, 2025 and 2024, respectively.
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
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the dates indicated below:

	Year Ended December 31,		Six Months Ended December 31, 2023	Year Ended June 30, 2023
	2025	2024
Share-based compensation expense	$2,173	$1,816	$755	$1,854
Tax benefit	511	427	177	436
The table below presents stock option activity and related information for the periods indicated below:

	Options	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2023	569,224	$25.69	5.1	$141
Exercised	(9,500)	15.96
Forfeited	(25,374)	26.00
Options outstanding at December 31, 2023	534,350	$25.85	4.6	$776
Exercisable at December 31, 2023	459,390	$25.56	4.2	$681
Non-vested at December 31, 2023	74,960	$27.58	7.4	$95

Options outstanding at December 31, 2023	534,350	$25.85	4.6	$776
Exercised	(97,113)	25.09
Forfeited	(23,600)	25.94
Options outstanding at December 31, 2024	413,637	$26.02	3.8	$3,169
Exercisable at December 31, 2024	364,667	$25.78	3.4	$2,880
Non-vested at December 31, 2024	48,970	$27.77	6.7	$289

Options outstanding at December 31, 2024	413,637	$26.02	3.8	$3,169
Exercised	(57,440)	24.97
Forfeited	(1,400)	26.72
Options outstanding at December 31, 2025	354,797	$26.19	2.8	$5,945
Exercisable at December 31, 2025	329,417	$26.02	2.5	$5,575
Non-vested at December 31, 2025	25,380	$28.37	5.9	$370

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

There were no options granted during the years ended December 31, 2025 or 2024 or six months ended December 31, 2023.
At December 31, 2025, the Company had $93 of unrecognized compensation expense related to 25,380 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 0.5 years at December 31, 2025. At December 31, 2024, the Company had $223 of unrecognized compensation expense related to 48,970 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 0.8 years at December 31, 2024.
The table below presents restricted stock award activity and related information:

	Restricted Stock Awards(1)	Performance-Based Restricted Stock Units(2)	Weighted- Average Grant Date Fair Value		Aggregate Intrinsic Value
Non-vested at June 30, 2023	108,851	37,330	$27.32	1	$3,054
Granted	1,000	6,165	22.91		—
Vested	(1,148)	(18,494)	23.18		—
Forfeited	(2,560)	—	27.53		—
Non-vested at December 31, 2023	106,143	25,001	$27.70		$3,530
Granted	73,502	17,690	26.96		—
Vested	(36,639)	(10,683)	28.26		—
Forfeited	(4,424)	(2,007)	27.37		—
Non-vested at December 31, 2024	138,582	30,001	$27.15		$5,678
Granted	60,329	15,444	37.40		—
Vested	(50,326)	(9,996)	27.24		—
Forfeited	(3,621)	(4,108)	27.19		—
Non-vested at December 31, 2025	144,964	31,341	$31.52		$7,571
(1)Restricted stock awards are scheduled to vest over 1.0 year for director awards and 5.0 years for employee awards.
(2)Performance-based restricted stock units are scheduled to vest over 3.0 years assuming the applicable financial goals are met.
At December 31, 2025, unrecognized compensation expense was $3,865 related to 176,305 shares of restricted stock. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.5 years at December 31, 2025. At December 31, 2024, unrecognized compensation expense was $3,051 related to 168,583 shares of restricted stock. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.4 years at December 31, 2024.
16. Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock for the periods indicated:

	Year Ended December 31,		Six Months Ended December 31, 2023	Year Ended June 30, 2023
	2025	2024
Numerator
Net income	$64,364	$54,805	$28,297	$44,604
Allocation of earnings to participating securities	(661)	(541)	(219)	(411)
Numerator for basic and diluted EPS - net income available to common stockholders	$63,703	$54,264	$28,078	$44,193
Denominator
Weighted-average common shares outstanding - basic	16,987,894	16,914,741	16,806,273	15,698,618
Dilutive effect of assumed exercise of stock options	118,889	62,589	7,903	82,888
Weighted-average common shares outstanding - diluted	17,106,783	16,977,330	16,814,176	15,781,506
Net income per share - basic	$3.75	$3.21	$1.67	$2.82
Net income per share - diluted	$3.72	$3.20	$1.67	$2.80
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 0 and 43,450 stock options that were anti-dilutive as of December 31, 2025 and 2024, respectively.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents details of loan commitments outstanding as of the dates indicated:

	December 31, 2025	December 31, 2024
Variable rate commitments	$87,259	$56,922
Fixed rate commitments(1)	34,716	28,096
Total loan commitments	$121,975	$85,018
Range of fixed interest rates	4.12% - 9.75%	4.14% - 10.25%

Undisbursed portions of construction loans	$225,617	$145,523
Pre-approved but unused lines of credit(2)	$831,298	$712,274
(1)Fixed rate commitments had terms ranging from three to 30 years as of each date presented.
(2)Principally second mortgage home equity loans and overdraft protection loans.
The commitments presented in the above table represent the Company’s exposure to credit risk and, in the opinion of management, have no more than the normal lending risk that the Company commits to its borrowers.
The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments such as TBAs, mandatory delivery commitments with investors, or best efforts forward sale commitments with investors. The fair value of these interest rate lock commitments was not material at December 31, 2025 or 2024.
Equity Investment Commitments - As of December 31, 2025, the Company had committed $32,000 across ten SBIC investments with $9,983 remaining to be drawn. As of December 31, 2024, the Company had committed $28,000 across nine SBIC investments with $8,598 remaining to be drawn. Similarly, as of December 31, 2025, the Company had committed $10,000 towards a solar tax equity investment with $2,519 remaining to be drawn. No such commitment existed as of December 31, 2024. Although the remaining capital commitments may or may not be called in the future, under the terms of the associated agreements, the Company's exposure will not extend beyond the amount of the original commitments.
Guarantees - Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of December 31, 2025 and 2024 were $55,491 and $53,226, respectively. There was no liability recorded for these letters of credit at December 31, 2025 or 2024.
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
At December 31, 2025, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. Consistent with the Company's goals to operate a sound and profitable organization, its policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at December 31, 2025 under applicable regulatory requirements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
December 31, 2025
CET1 Capital (to risk-weighted assets)	$560,919	13.83%	$182,491	4.50%	$263,598	6.50%
Tier 1 Capital (to total adjusted assets)	571,139	12.99	175,853	4.00	219,816	5.00
Tier 1 Capital (to risk-weighted assets)	571,139	14.08	243,321	6.00	324,429	8.00
Total Risk-based Capital (to risk-weighted assets)	617,238	15.22	324,429	8.00	405,536	10.00

December 31, 2024
CET1 Capital (to risk-weighted assets)	$515,455	12.71%	$182,537	4.50%	$263,664	6.50%
Tier 1 Capital (to total adjusted assets)	525,575	11.88	176,978	4.00	221,222	5.00
Tier 1 Capital (to risk-weighted assets)	525,575	12.96	243,382	6.00	324,509	8.00
Total Risk-based Capital (to risk-weighted assets)	570,119	14.06	324,509	8.00	405,637	10.00

HomeTrust Bank
December 31, 2025
CET1 Capital (to risk-weighted assets)	$555,807	13.71%	$182,427	4.50%	$263,506	6.50%
Tier 1 Capital (to total adjusted assets)	555,807	12.65	175,795	4.00	219,743	5.00
Tier 1 Capital (to risk-weighted assets)	555,807	13.71	243,236	6.00	324,315	8.00
Total Risk-based Capital (to risk-weighted assets)	601,906	14.85	324,315	8.00	405,394	10.00

December 31, 2024
CET1 Capital (to risk-weighted assets)	$516,762	12.74%	$182,528	4.50%	$263,652	6.50%
Tier 1 Capital (to total adjusted assets)	516,762	11.68	176,943	4.00	221,179	5.00
Tier 1 Capital (to risk-weighted assets)	516,762	12.74	243,371	6.00	324,494	8.00
Total Risk-based Capital (to risk-weighted assets)	561,306	13.84	324,494	8.00	405,618	10.00
As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, the Company has elected the option to delay the estimated impact on regulatory capital of ASU 2016-13, which was adopted on July 1, 2020. The initial adoption of ASU 2016-13 as well as 25% of the quarterly increases in the ACL subsequent to adoption (collectively the “transition adjustments”) were delayed for two years. After two years, the cumulative amount of the transition adjustments became fixed and were phased out of the regulatory capital calculations evenly over a three-year period, with 75% recognized in year three, 50% recognized in year four, and 25% recognized in year five. Starting with the quarter ended March 31, 2025, the temporary regulatory capital benefits have been fully reversed.
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.50% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of December 31, 2025, the Company's and Bank's risk-based capital exceeded the required capital contribution buffer.
Dividends paid by HomeTrust Bank are limited, without prior regulatory approval, to current year earnings and earnings less dividends paid during the preceding two years.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

19. Parent Company Only Condensed Financial Information
The following tables present parent company only condensed financial information:

Condensed Balance Sheets	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$8,334	$1,059
Investment in bank subsidiary	595,578	553,065
ESOP loan receivable	3,984	4,545
Other assets	3,442	3,241
Total assets	$611,338	$561,910
Liabilities and stockholders’ equity
Junior subordinated debt	$10,220	$10,120
Revolving line of credit	—	—
Other liabilities	428	32
Stockholders’ equity	600,690	551,758
Total liabilities and stockholders’ equity	$611,338	$561,910

	Year Ended December 31,		Six Months Ended December 31, 2023	Year Ended June 30, 2023
Condensed Statements of Income(1)	2025	2024
Income
Dividends from subsidiaries	$27,500	$25,700	$6,000	$15,000
Interest income	106	119	66	137
Other	18	—	—	—
Total income	27,624	25,819	6,066	15,137
Expense
Interest expense - junior subordinated debt	817	928	475	327
Interest expense - revolving line of credit	—	983	901	663
Management fee expense	580	551	269	528
Other	214	245	131	270
Total expense	1,611	2,707	1,776	1,788
Income before income taxes and equity in undistributed income of subsidiaries	26,013	23,112	4,290	13,349
Income tax benefit	(305)	(496)	(401)	(388)
Income before equity in undistributed income of subsidiaries	26,318	23,608	4,691	13,737
Equity in undistributed income of subsidiaries	38,046	31,197	23,606	30,867
Net income	64,364	54,805	28,297	44,604
Other comprehensive income (loss)(2)	2,260	(134)	2,549	(1,697)
Comprehensive income	$66,624	$54,671	$30,846	$42,907
(1)This financial statement incorporates revisions to correct immaterial errors in the prior period disclosures.
(2)See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Year Ended December 31,		Six Months Ended December 31, 2023	Year Ended June 30, 2023
Condensed Statement of Cash Flows(1)	2025	2024
Operating activities
Net income	$64,364	$54,805	$28,297	$44,604
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Increase in other assets	(201)	(1,018)	(597)	(348)
Undistributed income of subsidiaries	(38,046)	(31,197)	(23,606)	(30,867)
Increase (decrease) in other liabilities	496	87	45	(256)
Net cash provided by operating activities	26,613	22,677	4,139	13,133
Investing activities
Decrease in investment in bank subsidiary	1,971	1,615	654	1,643
ESOP principal payments received	561	549	536	524
Net cash paid in merger	—	—	—	(15,330)
Net cash provided by (used in) investing activities	2,532	2,164	1,190	(13,163)
Financing activities
Net increase (decrease) in revolving lines of credit	—	(18,763)	(1,500)	20,263
Repayment of long-term borrowings	—	—	—	(24,728)
Common stock repurchased	(13,612)	(645)	—	—
Cash dividends paid	(8,381)	(7,665)	(3,547)	(6,229)
Retired stock	(1,312)	(365)	(139)	(344)
Exercised stock options	1,435	2,437	152	5,140
Net cash used in financing activities	(21,870)	(25,001)	(5,034)	(5,898)
Net increase (decrease) in cash and cash equivalents	7,275	(160)	295	(5,928)
Cash and cash equivalents at beginning of period	1,059	1,219	924	6,852
Cash and cash equivalents at end of period	$8,334	$1,059	$1,219	$924
(1)This financial statement incorporates revisions to correct immaterial errors in the prior period disclosures.
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description of valuation methodologies used for assets recorded at fair value. As of December 31, 2025 and 2024, the Company did not have any liabilities recorded at fair value.
Financial Assets Recorded at Fair Value
The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
MBS, residential	$136,082	$—	$136,082	$—
Municipal bonds	1,826	—	1,826	—
Corporate bonds	4,632	—	4,632	—
Total debt securities available for sale	$142,540	$—	$142,540	$—

Loans held for sale	$7,005	$—	$7,005	$—

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
There were no transfers between levels during the years ended December 31, 2025 or 2024 or six months ended December 31, 2023.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate - non-owner occupied	$3,555	$—	$—	$3,555
Commercial loans
Equipment finance	1,809	—	—	1,809
Total	$5,364	$—	$—	$5,364

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate - owner occupied	$505	$—	$—	$505
Commercial real estate - non-owner occupied	546	—	—	546
Commercial loans
Commercial and industrial	296	—	—	296
Equipment finance	346	—	—	346
Total	$1,693	$—	$—	$1,693
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of December 31, 2025 and 2024, are summarized below:

	December 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$324,692	$324,692	$324,692	$—	$—
Certificates of deposit in other banks	18,841	18,841	—	18,841	—
Debt securities available for sale, at fair value	142,540	142,540	—	142,540	—
Loans held for sale, at fair value	7,005	7,005	7,005	—	—
Loans held for sale, at the lower of cost or fair value	198,688	201,377	—	—	201,377
Loans, net	3,536,675	3,521,272	—	—	3,521,272
Accrued interest receivable	15,973	15,973	—	668	15,305
Liabilities
Noninterest-bearing and NOW deposits	1,254,135	1,254,135	—	1,254,135	—
Money market accounts	1,374,635	1,374,635	—	1,374,635	—
Savings accounts	171,455	171,455	—	171,455	—
Certificates of deposit	909,772	909,101	—	909,101	—
Junior subordinated debt	10,220	10,152	—	10,152	—
Borrowings	165,000	165,003	—	165,003	—
Accrued interest payable	5,605	5,605	—	5,605	—

	December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$279,219	$279,219	$279,219	$—	$—
Certificates of deposit in other banks	28,538	28,538	—	28,538	—
Debt securities available for sale, at fair value	152,011	152,011	—	152,011	—
Loans held for sale, at fair value	4,144	4,144	4,144	—	—
Loans held for sale, at the lower of cost or fair value	202,018	204,122	—	—	204,122
Loans, net	3,603,014	3,498,929	—	—	3,498,929
Accrued interest receivable	18,336	18,336	—	766	17,570
Liabilities
Noninterest-bearing and NOW deposits	1,256,164	1,256,164	—	1,256,164	—
Money market accounts	1,341,995	1,341,995	—	1,341,995	—
Savings accounts	181,317	181,317	—	181,317	—
Certificates of deposit	999,727	998,856	—	998,856	—
Junior subordinated debt	10,120	9,914	—	9,914	—
Borrowings	188,000	188,000	—	188,000	—
Accrued interest payable	9,578	9,578	—	9,578	—
The Company had off-balance sheet financial commitments, which included approximately $1,234,381 and $996,042 of commitments to originate loans, undisbursed portions of construction loans, unused lines of credit and standby letters of credit at December 31, 2025 and 2024, respectively (see "Note 17 – Commitments and Contingencies"). Since these commitments are based on current rates, the carrying amount approximates the fair value.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2025 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, utilizing the framework established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025 was effective.
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
Crowe LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2025 included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in Item 8 of this Form 10-K. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025.
Changes in Internal Controls: There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
Trading Plans: During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
Information concerning our directors and executive officers is incorporated herein by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be held on May 18, 2026, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.
Delinquent Section 16 Reports
Information concerning delinquent Section 16 reports is incorporated herein by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be held on May 18, 2026, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.
Insider Trading Policy
Information concerning our insider trading policy is incorporated herein by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be held on May 18, 2026, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year. A copy of our insider trading policy was filed as Exhibit 19 to our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Audit Committee and Audit Committee Financial Expert: We have an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors' qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to the Company specified by our Board of Directors. The Audit Committee also is responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors. As of December 31, 2025, the Audit Committee was comprised of Directors Kendall (Chair), Cureton, Hancock, Jacobs and Switzer, each of whom was “independent” as that term is defined for audit committee members in the NYSE listing standards. The Board of Directors further determined that each of Ms. Kendall and Mr. Switzer was an “audit committee financial expert” as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that during 2025 all of the Audit Committee members met the financial literacy requirements under the NYSE listing standards. Additional information concerning the Audit Committee is incorporated herein by reference from the Company’s definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be held on May 18, 2026 (except for information contained under the heading “Report of the Audit Committee”), a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.
Item 11. Executive Compensation
The information called for by this Item will be contained in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders being held on May 18, 2026, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Stockholders being held on May 18, 2026, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. Management is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.
The information concerning our equity incentive plan required by this item is set forth below.

	# of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	# of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	354,797	$26.19	564,208
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item will be contained in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders being held on May 18, 2026, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information called for by this Item will be contained in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders being held on May 18, 2026, and is incorporated herein by reference.
The Company's Independent Registered Public Accounting Firm for the fiscal year ended December 31, 2025 was Crowe LLP (PCAOB Firm ID No. 173), located in Chicago, Illinois.
The Company's Independent Registered Public Accounting Firm for the fiscal year ended December 31, 2024, six months ended December 31, 2023, and fiscal year ended June 30, 2023 was Forvis Mazars, LLP (PCAOB Firm ID No. 686), located in Springfield, Missouri.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements: See Part II – Item 8. Financial Statements and Supplementary Data.
(a)(2) Financial Statement Schedules: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3) Exhibits: See Exhibit Index.
(b) Exhibits: The following exhibits are filed as part of this Form 10-K and this list constitutes the Exhibit Index.

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

2.1	Agreement and Plan of Merger, dated as of January 22, 2014, by and between HomeTrust Bancshares, Inc. and Jefferson Bancshares, Inc.	(a)
2.2	Purchase and Assumption Agreement, dated as of June 9, 2014, between Bank of America, National Association and HomeTrust Bank	(b)
2.3	Agreement and Plan of Merger, dated as of September 20, 2016, by and between HomeTrust Bancshares, Inc. and TriSummit Bancorp, Inc.	(c)
2.4	Agreement and Plan of Merger, dated as of July 24, 2022, by and between HomeTrust Bancshares, Inc. and Quantum Capital Corp.	(r)
3.1	Charter of HomeTrust Bancshares, Inc.	(d)
3.2	Amended and Restated Bylaws of HomeTrust Bancshares, Inc.	(t)
4.1	Description of HomeTrust Bancshares, Inc. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	(ab)
10.1	HomeTrust Bancshares, Inc. Senior Leadership Incentive Plan (formerly known as Operating Committee Incentive Program)	10.1
10.2	Amended and Restated Employment and Transition Agreement between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(v)
10.3	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(s)
10.3B	Amendment No. 2 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(h)
10.3C	Amendment No. 3 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(q)
10.3D	Amendment No. 4 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(e)
10.4	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony J. VunCannon	(g)
10.4A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony VunCannon	(v)
10.5	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(d)
10.6	Amendment No. 1 to SERP	(m)
10.7	Amendment No. 2 to SERP	(l)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(d)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(d)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(d)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(d)
10.7E	SERP Joinder Agreement for Stan Allen	(d)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(d)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(d)
10.7H	SERP Joinder Agreement for William T. Flynt	(d)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(i)
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	(d)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(d)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(d)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(d)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(d)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(d)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(d)

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(d)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(d)
10.9A	Amendment No. 1 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9B	Form of Joinder Agreement Under the HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9C	Amendment No. 2 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(u)
10.9D	Amendment No. 3 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(p)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(d)
10.10A	Amendment No. 1 to HomeTrust Bank 2005 Deferred Compensation Plan	(m)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(d)
10.11A	Amendment No. 1 to HomeTrust Bank Pre-2005 Deferred Compensation Plan	(m)
10.12	HomeTrust Bank 2025 Deferred Compensation Plan	(aa)
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“2013 Omnibus Incentive Plan”)	(j)
10.13A	Form of Incentive Stock Option Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.13B	Form of Non-Qualified Stock Option Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.13C	Form of Stock Appreciation Right Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.13D	Form of Restricted Stock Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.13E	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.14	HomeTrust Bancshares, Inc. 2022 Omnibus Incentive Plan ("2022 Omnibus Incentive Plan")	(o)
10.14A	Form of Non-Qualified Stock Option Award Agreement under the Registrant’s 2022 Omnibus Incentive Plan	(w)
10.14B	Form of Restricted Stock Award Agreement for Employees under the Registrant’s 2022 Omnibus Incentive Plan	(w)
10.14C	Form of Restricted Stock Award Agreement for Directors under the Registrant’s 2022 Omnibus Incentive Plan	(w)
10.15	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and John Sprink	(x)
10.16	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(u)
10.16A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(v)
10.17	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Megan Pelletier	(v)
10.18	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Lora Jex	(y)
10.19	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Chuck Sivley	(f)
10.20	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kevin Nunley	(n)
19.0	Insider Trading Policy	19.0
21.0	Subsidiaries of the Registrant	21.0
23.1	Consent of Crowe LLP	23.1
23.2	Consent of Forvis Mazars, LLP	23.2
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
97	Policy Relating to Recovery of Erroneously Awarded Compensation	(z)
101	The following materials from HomeTrust Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
(a)Attached as Appendix A to the joint proxy statement/prospectus filed by HomeTrust Bancshares on April 28, 2014 pursuant to Rule 424(b) of the Securities Act of 1933.
(b)Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on June 10, 2014 (File No. 001-35593).
(c)Attached as Appendix A to the proxy statement/prospectus filed by HomeTrust Bancshares on November 2, 2016 pursuant to Rule 424(b) of the Securities Act of 1933.
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
(aa)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on April 1, 2025 (File No. 001-35593).
(ab)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 001-35593).
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETRUST BANCSHARES, INC.

Date: March 13, 2026	By:	/s/ C. Hunter Westbrook
C. Hunter Westbrook
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Hunter Westbrook	President, Chief Executive Officer and Director	March 13, 2026
C. Hunter Westbrook	(Principal Executive Officer)

/s/ Tony J. VunCannon	Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer	March 13, 2026
Tony J. VunCannon	(Principal Financial and Accounting Officer)

/s/ Richard T. Williams	Chairman of the Board	March 13, 2026
Richard T. Williams

/s/ Jesse J. Cureton, Jr.	Director	March 13, 2026
Jesse J. Cureton, Jr.

/s/ Bonnie V. Hancock	Director	March 13, 2026
Bonnie V. Hancock

/s/ Dwight L. Jacobs	Director	March 13, 2026
Dwight L. Jacobs

/s/ Robert E. James, Jr.	Director	March 13, 2026
Robert E. James, Jr.

/s/ Laura C. Kendall	Director	March 13, 2026
Laura C. Kendall

/s/ Rebekah M. Lowe	Director	March 13, 2026
Rebekah M. Lowe

/s/ Narasimhulu Neelagaru	Director	March 13, 2026
Narasimhulu Neelagaru

/s/ John A. Switzer	Director	March 13, 2026
John A. Switzer