Form 10-Q
period 2026-03-31
HomeTrust Bancshares, Inc.
filed 2026-05-06
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 16,805,350 shares of common stock, par value of $0.01 per share, issued and outstanding as of April 30, 2026.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	March 31, 2026	December 31, 2025
Assets
Cash	$14,505	$14,411
Interest-bearing deposits	286,188	310,281
Cash and cash equivalents	300,693	324,692
Certificates of deposit in other banks	13,619	18,841
Debt securities available for sale, at fair value (amortized cost of $149,790 and $141,793 at March 31, 2026 and December 31, 2025, respectively)	149,729	142,540
FHLB and FRB stock	13,614	13,636
SBIC investments	19,461	18,818
Loans held for sale, at fair value	6,562	7,005
Loans held for sale, at the lower of cost or fair value	101,930	198,688
Loans, net of deferred loan fees and costs	3,546,580	3,578,154
Allowance for credit losses – loans	(40,607)	(41,479)
Loans, net	3,505,973	3,536,675
Premises and equipment, net	62,210	62,400
Accrued interest receivable	14,636	15,973
Deferred income taxes, net	8,514	9,922
BOLI	94,555	93,930
Goodwill	34,111	34,111
Core deposit intangibles, net	4,474	4,848
Other assets	56,260	63,556
Total assets	$4,386,341	$4,545,635
Liabilities and stockholders' equity
Liabilities
Deposits	$3,639,542	$3,709,997
Junior subordinated debt	10,245	10,220
Borrowings	90,000	165,000
Other liabilities	54,147	59,728
Total liabilities	3,793,934	3,944,945
Commitments and contingencies – See Note 11
Stockholders' equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 16,803,185 and 17,286,289 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	168	173
Additional paid in capital	144,465	166,856
Retained earnings	451,127	436,524
Unearned ESOP shares	(3,306)	(3,438)
Accumulated other comprehensive income (loss)	(47)	575
Total stockholders' equity	592,407	600,690
Total liabilities and stockholders' equity	$4,386,341	$4,545,635
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended March 31,
	2026	2025
Interest and dividend income
Loans	$57,725	$58,613
Debt securities available for sale	1,604	1,787
Other investments and interest-bearing deposits	2,168	3,235
Total interest and dividend income	61,497	63,635
Interest expense
Deposits	16,850	20,363
Junior subordinated debt	188	205
Borrowings	154	160
Total interest expense	17,192	20,728
Net interest income	44,305	42,907
Provision for credit losses	370	1,540
Net interest income after provision for credit losses	43,935	41,367
Noninterest income
Service charges and fees on deposit accounts	2,414	2,244
Loan income and fees	692	721
Gain on sale of loans held for sale	2,654	1,908
BOLI income	892	842
Operating lease income	1,892	1,379
Gain on sale of premises and equipment	377	—
Other	1,110	933
Total noninterest income	10,031	8,027
Noninterest expense
Salaries and employee benefits	19,877	17,699
Occupancy expense, net	2,630	2,511
Computer services	2,877	2,805
Operating lease depreciation expense	1,516	1,868
Telephone, postage and supplies	581	546
Marketing and advertising	417	452
Deposit insurance premiums	484	511
Core deposit intangible amortization	374	515
Other	4,219	4,054
Total noninterest expense	32,975	30,961
Income before income taxes	20,991	18,433
Income tax expense	4,219	3,894
Net income	$16,772	$14,539
Per share data
Net income per common share
Basic	$1.00	$0.84
Diluted	$0.99	$0.84
Average shares outstanding
Basic	16,582,376	17,011,359
Diluted	16,716,089	17,113,424
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2026	2025
Net income	$16,772	$14,539
Other comprehensive income
Unrealized holding gains (losses) on debt securities available for sale
(Losses) gains arising during the period	(808)	1,409
Deferred income tax benefit (expense)	186	(324)
Total other comprehensive (loss) income	(622)	1,085
Comprehensive income	$16,150	$15,624
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Three Months Ended March 31, 2026
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	17,286,289	$173	$166,856	$436,524	$(3,438)	$575	$600,690
Net income	—	—	—	16,772	—	—	16,772
Cash dividends declared on common stock, $0.13/common share	—	—	—	(2,169)	—	—	(2,169)
Common stock repurchased	(533,240)	(6)	(23,075)	—	—	—	(23,081)
Retired stock	(21,975)	—	(579)	—	—	—	(579)
Granted restricted stock	54,111	1	—	—	—	—	1
Exercised stock options	18,000	—	59	—	—	—	59
Share-based compensation expense	—	—	767	—	—	—	767
ESOP compensation expense	—	—	437	—	132	—	569
Other comprehensive loss	—	—	—	—	—	(622)	(622)
Balance at March 31, 2026	16,803,185	$168	$144,465	$451,127	$(3,306)	$(47)	$592,407

	(Unaudited)
	Three Months Ended March 31, 2025
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	17,527,709	$175	$176,693	$380,541	$(3,966)	$(1,685)	$551,758
Net income	—	—	—	14,539	—	—	14,539
Cash dividends declared on common stock, $0.12/common share	—	—	—	(2,054)	—	—	(2,054)
Common stock repurchased	(14,800)	—	(503)	—	—	—	(503)
Forfeited restricted stock	(2,533)	—	—	—	—	—	—
Retired stock	(11,335)	—	(427)	—	—	—	(427)
Granted restricted stock	49,285	—	—	—	—	—	—
Exercised stock options	4,300	1	95	—	—	—	96
Share-based compensation expense	—	—	490	—	—	—	490
ESOP compensation expense	—	—	334	—	131	—	465
Other comprehensive income	—	—	—	—	—	1,085	1,085
Balance at March 31, 2025	17,552,626	$176	$176,682	$393,026	$(3,835)	$(600)	$565,449

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$16,772	$14,539
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	370	1,540
Depreciation and amortization of premises and equipment and equipment for operating leases	2,527	2,818
Deferred income tax expense	1,594	1,122
Net accretion of purchase accounting adjustments on loans	(867)	(322)
Net amortization and accretion	153	1,330
SBIC investments income	(405)	(1,288)
Gain on sale of premises and equipment	(377)	—
Loss on repossessed assets	38	122
Loss on previously leased equipment	15	835
BOLI income	(892)	(842)
Gain on sale of loans held for sale	(2,654)	(1,908)
Origination of loans held for sale	(51,925)	(64,529)
Proceeds from sales of loans held for sale	145,598	114,846
New deferred loan origination fees, net	853	218
Amortization of tax credit equity investments	2,055	94
Decrease (increase) in accrued interest receivable and other assets	1,649	(91)
Share-based compensation expense	767	490
ESOP compensation expense	569	465
(Decrease) increase in accrued interest payable and other liabilities	(5,006)	2,216
Net cash provided by operating activities	110,834	71,655
Investing activities
Purchase of debt securities available for sale	(12,963)	(2,955)
Proceeds from maturities, calls and paydowns of debt securities available for sale	5,182	6,175
Purchases of CDs in other banks	—	(1,244)
Proceeds from maturities of CDs in other banks	5,222	3,976
Net redemption of FHLB and FRB stock	22	28
Net capital contributions in SBIC investments	(238)	(1,341)
Net redemptions of tax credit equity investments	526	34
Net decrease in loans	36,242	1,522
Purchase of BOLI	(1)	(5)
Proceeds from redemption of BOLI policies	—	2,174
Death benefit proceeds from BOLI policies	268	—
Purchase of equipment for operating leases - lessor	—	(2,087)
Proceeds from sale of equipment for operating leases - lessor	1,633	233
Purchase of premises and equipment	(818)	(1,024)
Proceeds from sale of premises and equipment and assets held for sale	1,016	—
Proceeds from sale of repossessed assets	300	196
Net cash provided by investing activities	36,391	5,682

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2026	2025
Financing activities
Net decrease in deposits	(70,455)	(42,843)
Net decrease in short-term borrowings	(75,000)	(11,000)
Common stock repurchased	(23,081)	(503)
Granted restricted stock	1	—
Cash dividends paid	(2,169)	(2,054)
Retired stock	(579)	(427)
Exercised stock options	59	96
Net cash used in financing activities	(171,224)	(56,731)
Net (decrease) increase in cash and cash equivalents	(23,999)	20,606
Cash and cash equivalents at beginning of period	324,692	279,219
Cash and cash equivalents at end of period	$300,693	$299,825

Supplemental disclosures
Cash paid during the period for
Interest	$18,387	$23,356
Income taxes	68	11
Noncash transactions
Unrealized (loss) gain in value of debt securities available for sale, net of income taxes	$(622)	$1,085
Transfers of loans held for sale to loans held for investment	5,868	4,158
Transfers of loans held for investment to repossessed assets	—	273
Transfer of premises and equipment to assets held for sale	—	7,624
ROU asset and lease liabilities for operating lease accounting	—	448
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K") filed with the SEC on March 13, 2026. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2026, the period which will be covered on a Report on Form 10-K.
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified the determination of the provision and the ACL on loans as an accounting policy that, due to the judgments, estimates and assumptions inherent in the policy, is critical to an understanding of the Company's financial statements. This policy and the related judgments, estimates and assumptions are described in greater detail in the notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies and Estimates) in the 2025 Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to this critical accounting policy, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company's financial condition and operating results in future periods.
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
ASU 2025-08, "Financial Instruments—Credit Losses (Topic 326): Purchased Loans." In November 2025, the FASB issued ASU 2025-08 which simplifies the accounting for acquired loans under CECL by expanding the use of the gross-up method to a new category of purchased seasoned loans, defined as acquired loans purchased more than 90 days after origination, or through a business combination, when the acquirer was not involved in the origination. This ASU is effective for public business entities for interim and annual reporting periods beginning after December 15, 2026. The adoption of the provisions of ASU 2025-06 is not expected to have an impact on the Company's operating results or financial condition, but will impact the Company's accounting for future purchased loans.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
3.    Debt Securities
Debt securities available for sale consist of the following at the dates indicated:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$142,953	$1,441	$(1,126)	$143,268
Municipal bonds	1,837	—	(18)	1,819
Corporate bonds	5,000	—	(358)	4,642
Total	$149,790	$1,441	$(1,502)	$149,729

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$134,950	$2,003	$(871)	$136,082
Municipal bonds	1,843	—	(17)	1,826
Corporate bonds	5,000	—	(368)	4,632
Total	$141,793	$2,003	$(1,256)	$142,540
Debt securities available for sale by contractual maturity at March 31, 2026 and December 31, 2025 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	March 31, 2026
	Amortized Cost	Estimated Fair Value
Due within one year	$407	$406
Due after one year through five years	1,430	1,413
Due after five years through ten years	5,000	4,642
Due after ten years	—	—
MBS, residential	142,953	143,268
Total	$149,790	$149,729

	December 31, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$409	$408
Due after one year through five years	1,434	1,418
Due after five years through ten years	5,000	4,632
Due after ten years	—	—
MBS, residential	134,950	136,082
Total	$141,793	$142,540
The Company had no sales of debt securities available for sale and no gross realized gains or losses were recognized during the three months ended March 31, 2026 or 2025.
Debt securities available for sale with amortized costs totaling $73,381 and $73,944 and market values of $73,834 and $74,987 at March 31, 2026 and December 31, 2025, respectively, were pledged as collateral to secure various public deposits and other borrowings.
The gross unrealized losses and the fair value of debt securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS, residential	$43,148	$(333)	$25,604	$(793)	$68,752	$(1,126)
Municipal bonds	500	—	1,319	(18)	1,819	(18)
Corporate bonds	—	—	3,892	(358)	3,892	(358)
Total	$43,648	$(333)	$30,815	$(1,169)	$74,463	$(1,502)

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
The total number of securities with unrealized losses at March 31, 2026 and December 31, 2025 were 124 and 119, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of March 31, 2026 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Accounting Policies" in our 2025 Form 10-K for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring ECLs on investment securities and does not record an ACL on accrued interest receivable. As of March 31, 2026 and December 31, 2025, the accrued interest receivable for debt securities available for sale was $532 and $554, respectively.
4.    Loans Held For Sale
Loans held for sale, at the lower of cost or fair value, consist of the following as of the dates indicated:

	March 31, 2026	December 31, 2025
One-to-four family	$1,022	$304
SBA	41,348	35,567
HELOCs	59,560	162,817
Total loans held for sale, at the lower of cost or fair value	$101,930	$198,688
The carrying balance of loans held for sale, at fair value, was $6,562 and $7,005 at March 31, 2026 and December 31, 2025, respectively, while the amortized cost of these loans was $6,536 and $6,896, respectively, at the same dates.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
5.    Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated(1):

	March 31, 2026	December 31, 2025
Commercial real estate
Construction and land development	$317,497	$277,028
Commercial real estate – owner occupied	527,375	562,049
Commercial real estate – non-owner occupied	823,672	832,502
Multifamily	109,564	110,912
Total commercial real estate	1,778,108	1,782,491
Commercial
Commercial and industrial	392,114	378,686
Equipment finance	286,455	311,356
Municipal leases	167,371	166,396
Total commercial	845,940	856,438
Residential real estate
Construction and land development	48,715	45,617
One-to-four family	619,735	633,511
HELOCs	218,283	217,310
Total residential real estate	886,733	896,438
Consumer	35,799	42,787
Total loans, net of deferred loan fees and costs	3,546,580	3,578,154
Allowance for credit losses – loans	(40,607)	(41,479)
Loans, net	$3,505,973	$3,536,675
(1)    March 31, 2026 and December 31, 2025 accrued interest receivable of $13,848 and $15,305 was accounted for separately from the amortized cost basis.
All qualifying one-to-four family loans, HELOCs, commercial real estate loans and FHLB of Atlanta stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.
Loans are made to the Company's executive officers, directors and their associates during the ordinary course of business. The aggregate amount of loans to related parties totaled $0 at both March 31, 2026 and December 31, 2025. In relation to these loans are unfunded commitments that totaled approximately $3 at both March 31, 2026 and December 31, 2025.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate and consumer loans by origination year as of March 31, 2026. Also included in the table detailing loan balances are gross charge-offs for the three months ended March 31, 2026:

	Term Loans By Origination Fiscal Year
March 31, 2026	2026	2025	2024	2023-S(1)	2023	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$24,222	$159,926	$75,717	$16,292	$6,398	$26,389	$7,699	$316,643
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	854	—	854
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$24,222	$159,926	$75,717	$16,292	$6,398	$27,243	$7,699	$317,497

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate – owner occupied
Risk rating
Pass	$16,924	$74,363	$51,786	$38,845	$57,510	$266,431	$4,820	$510,679
Special mention	—	—	—	—	656	1,745	—	2,401
Substandard	—	—	1,389	1,751	924	8,091	—	12,155
Doubtful	—	—	—	—	1,896	240	—	2,136
Loss	—	—	—	—	—	4	—	4
Total commercial real estate – owner occupied	$16,924	$74,363	$53,175	$40,596	$60,986	$276,511	$4,820	$527,375

Current period gross charge-offs	$—	$—	$—	$—	$—	$15	$—	$15

Commercial real estate – non-owner occupied
Risk rating
Pass	$22,938	$85,077	$52,368	$12,187	$92,851	$539,546	$6,079	$811,046
Special mention	—	—	—	—	753	349	—	1,102
Substandard	—	—	—	—	2,591	8,933	—	11,524
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – non-owner occupied	$22,938	$85,077	$52,368	$12,187	$96,195	$548,828	$6,079	$823,672

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Risk rating
Pass	$2,271	$9,288	$15,084	$5,615	$4,848	$71,176	$—	$108,282
Special mention	—	—	—	—	—	234	—	234
Substandard	—	—	—	—	—	1,048	—	1,048
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	$2,271	$9,288	$15,084	$5,615	$4,848	$72,458	$—	$109,564

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate
Risk rating
Pass	$66,355	$328,654	$194,955	$72,939	$161,607	$903,542	$18,598	$1,746,650
Special mention	—	—	—	—	1,409	2,328	—	3,737
Substandard	—	—	1,389	1,751	3,515	18,926	—	25,581
Doubtful	—	—	—	—	1,896	240	—	2,136
Loss	—	—	—	—	—	4	—	4
Total commercial real estate	$66,355	$328,654	$196,344	$74,690	$168,427	$925,040	$18,598	$1,778,108

Total current period gross charge-offs	$—	$—	$—	$—	$—	$15	$—	$15
(1)As previously announced, on July 24, 2023, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31. "2023-S" represents the six-month transition period ended December 31, 2023. All subsequent periods are based on a calendar year end.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
March 31, 2026	2026	2025	2024	2023-S(1)	2023	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$10,716	$104,796	$65,915	$30,404	$24,733	$39,540	$93,755	$369,859
Special mention	—	388	36	—	539	2,713	2,419	6,095
Substandard	—	—	4,142	2,954	701	5,410	396	13,603
Doubtful	—	—	506	—	124	1,876	—	2,506
Loss	—	—	51	—	—	—	—	51
Total commercial and industrial	$10,716	$105,184	$70,650	$33,358	$26,097	$49,539	$96,570	$392,114

Current period gross charge-offs	$—	$—	$—	$—	$—	$346	$—	$346

Equipment finance
Risk rating
Pass	$11,985	$58,437	$70,082	$38,676	$61,481	$34,750	$—	$275,411
Special mention	—	556	141	256	2,116	297	—	3,366
Substandard	—	504	630	281	1,990	1,166	—	4,571
Doubtful	—	445	330	287	845	952	—	2,859
Loss	—	—	—	—	248	—	—	248
Total equipment finance	$11,985	$59,942	$71,183	$39,500	$66,680	$37,165	$—	$286,455

Current period gross charge-offs	$—	$414	$124	$23	$582	$572	$—	$1,715

Municipal leases
Risk rating
Pass	$6,480	$20,468	$29,382	$14,539	$19,436	$77,066	$—	$167,371
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$6,480	$20,468	$29,382	$14,539	$19,436	$77,066	$—	$167,371

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial
Risk rating
Pass	$29,181	$183,701	$165,379	$83,619	$105,650	$151,356	$93,755	$812,641
Special mention	—	944	177	256	2,655	3,010	2,419	9,461
Substandard	—	504	4,772	3,235	2,691	6,576	396	18,174
Doubtful	—	445	836	287	969	2,828	—	5,365
Loss	—	—	51	—	248	—	—	299
Total commercial	$29,181	$185,594	$171,215	$87,397	$112,213	$163,770	$96,570	$845,940

Total current period gross charge-offs	$—	$414	$124	$23	$582	$918	$—	$2,061

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
March 31, 2026	2026	2025	2024	2023-S(1)	2023	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$2,906	$30,257	$4,240	$1,066	$4,220	$6,026	$—	$48,715
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$2,906	$30,257	$4,240	$1,066	$4,220	$6,026	$—	$48,715

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One-to-four family
Risk rating
Pass	$13,424	$46,340	$36,309	$19,658	$146,815	$341,383	$6,281	$610,210
Special mention	—	—	—	—	—	273	—	273
Substandard	—	—	657	1,244	2,004	5,335	—	9,240
Doubtful	—	—	—	—	—	12	—	12
Loss	—	—	—	—	—	—	—	—
Total one-to-four family	$13,424	$46,340	$36,966	$20,902	$148,819	$347,003	$6,281	$619,735

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

HELOCs
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$208,261	$208,261
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10,022	10,022
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total HELOCs	$—	$—	$—	$—	$—	$—	$218,283	$218,283

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total residential real estate
Risk rating
Pass	$16,330	$76,597	$40,549	$20,724	$151,035	$347,409	$214,542	$867,186
Special mention	—	—	—	—	—	273	—	273
Substandard	—	—	657	1,244	2,004	5,335	10,022	19,262
Doubtful	—	—	—	—	—	12	—	12
Loss	—	—	—	—	—	—	—	—
Total residential real estate	$16,330	$76,597	$41,206	$21,968	$153,039	$353,029	$224,564	$886,733

Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans By Origination Fiscal Year
March 31, 2026	2026	2025	2024	2023-S(1)	2023	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$491	$1,035	$2,328	$9,442	$15,849	$5,383	$244	$34,772
Special mention	—	—	—	—	—	—	—	—
Substandard	—	30	50	220	518	185	24	1,027
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer	$491	$1,065	$2,378	$9,662	$16,367	$5,568	$268	$35,799

Total current period gross charge-offs	$—	$3	$—	$52	$155	$46	$—	$256

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate and consumer loans by origination year as of December 31, 2025. Also included in the table detailing loan balances are gross charge-offs for the year ended December 31, 2025:

	Term Loans By Origination Fiscal Year
December 31, 2025	2025	2024	2023-S(1)	2023	2022	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$133,327	$85,217	$21,775	$5,722	$16,693	$11,108	$2,805	$276,647
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	381	—	—	381
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$133,327	$85,217	$21,775	$5,722	$17,074	$11,108	$2,805	$277,028

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate – owner occupied
Risk rating
Pass	$78,784	$52,556	$42,988	$60,162	$84,571	$218,775	$5,589	$543,425
Special mention	—	—	—	655	241	2,375	—	3,271
Substandard	—	1,406	918	162	4,949	5,767	—	13,202
Doubtful	—	—	—	1,895	244	12	—	2,151
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – owner occupied	$78,784	$53,962	$43,906	$62,874	$90,005	$226,929	$5,589	$562,049

Current period gross charge-offs	$—	$—	$—	$138	$90	$—	$—	$228

Commercial real estate – non-owner occupied
Risk rating
Pass	$77,184	$55,342	$12,561	$91,992	$131,895	$433,461	$8,523	$810,958
Special mention	—	—	—	754	—	9,226	—	9,980
Substandard	—	—	—	2,591	—	8,973	—	11,564
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – non-owner occupied	$77,184	$55,342	$12,561	$95,337	$131,895	$451,660	$8,523	$832,502

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Risk rating
Pass	$9,361	$15,105	$5,638	$4,881	$9,916	$65,560	$—	$110,461
Special mention	—	—	—	—	—	285	—	285
Substandard	—	—	—	—	—	166	—	166
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	$9,361	$15,105	$5,638	$4,881	$9,916	$66,011	$—	$110,912

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate
Risk rating
Pass	$298,656	$208,220	$82,962	$162,757	$243,075	$728,904	$16,917	$1,741,491
Special mention	—	—	—	1,409	241	11,886	—	13,536
Substandard	—	1,406	918	2,753	5,330	14,906	—	25,313
Doubtful	—	—	—	1,895	244	12	—	2,151
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$298,656	$209,626	$83,880	$168,814	$248,890	$755,708	$16,917	$1,782,491

Total current period gross charge-offs	$—	$—	$—	$138	$90	$—	$—	$228
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present aging analyses of past due loans (including nonaccrual loans) by segment and class as of the dates indicated.

	Past Due				Total Loans
	30-89 Days	90 Days+	Total(1)	Current
March 31, 2026
Commercial real estate
Construction and land development	$—	$854	$854	$316,643	$317,497
Commercial real estate – owner occupied	7,910	3,096	11,006	516,369	527,375
Commercial real estate – non-owner occupied	2,150	3,856	6,006	817,666	823,672
Multifamily	839	—	839	108,725	109,564
Total commercial real estate	10,899	7,806	18,705	1,759,403	1,778,108
Commercial
Commercial and industrial	5,174	6,740	11,914	380,200	392,114
Equipment finance	6,977	4,108	11,085	275,370	286,455
Municipal leases	569	—	569	166,802	167,371
Total commercial	12,720	10,848	23,568	822,372	845,940
Residential real estate
Construction and land development	290	—	290	48,425	48,715
One-to-four family	29,089	2,461	31,550	588,185	619,735
HELOCs	3,894	5,971	9,865	208,418	218,283
Total residential real estate	33,273	8,432	41,705	845,028	886,733
Consumer	1,250	222	1,472	34,327	35,799
Total loans	$58,142	$27,308	$85,450	$3,461,130	$3,546,580

	Past Due(2)				Total Loans
	30-89 Days	90 Days+	Total(1)	Current
December 31, 2025
Commercial real estate
Construction and land development	$—	$381	$381	$276,647	$277,028
Commercial real estate – owner occupied	7,434	4,352	11,786	550,263	562,049
Commercial real estate – non-owner occupied	1,479	5,422	6,901	825,601	832,502
Multifamily	—	—	—	110,912	110,912
Total commercial real estate	8,913	10,155	19,068	1,763,423	1,782,491
Commercial
Commercial and industrial	1,625	8,306	9,931	368,755	378,686
Equipment finance	8,185	5,501	13,686	297,670	311,356
Municipal leases	—	—	—	166,396	166,396
Total commercial	9,810	13,807	23,617	832,821	856,438
Residential real estate
Construction and land development	699	—	699	44,918	45,617
One-to-four family	25,822	2,774	28,596	604,915	633,511
HELOCs	3,211	5,393	8,604	208,706	217,310
Total residential real estate	29,732	8,167	37,899	858,539	896,438
Consumer	1,441	361	1,802	40,985	42,787
Total loans	$49,896	$32,490	$82,386	$3,495,768	$3,578,154
(1)Of the past due totals presented above, $12,570 and $14,307 of these balances were fully guaranteed by the SBA as of March 31, 2026 and December 31, 2025, respectively.
(2)Reflects a change in prior period disclosures where, for loans with monthly payments, they were previously considered past due when a loan is in arrears two or more payments. Under the updated disclosure, these loans are considered past due when the loan is in arrears one or more payments. The most significant impact was to the "30-89 Days" column where the total balance increased by $37,194, with the one-to-four family residential real estate portfolio making up $22,393 of the change.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the three months ended March 31, 2026.

	March 31, 2026(1)	December 31, 2025(1)	90 Days+ & Still Accruing as of March 31, 2026	Nonaccrual with No ACL as of March 31, 2026	Interest Income Recognized
Commercial real estate
Construction and land development	$853	$381	$—	$—	$—
Commercial real estate – owner occupied	11,256	10,467	—	2,819	219
Commercial real estate – non-owner occupied	6,704	6,566	—	1,130	147
Multifamily	—	—	—	—	—
Total commercial real estate	18,813	17,414	—	3,949	366
Commercial
Commercial and industrial	10,578	9,786	—	239	68
Equipment finance	6,097	6,690	—	268	62
Municipal leases	—	—	—	—	—
Total commercial	16,675	16,476	—	507	130
Residential real estate
Construction and land development	—	—	—	—	—
One-to-four family	3,632	2,961	—	—	42
HELOCs	7,140	6,523	—	—	63
Total residential real estate	10,772	9,484	—	—	105
Consumer	479	402	—	—	10
Total loans	$46,739	$43,776	$—	$4,456	$611
(1)Of the nonaccrual totals presented above, $16,348 and $14,885 of these balances were fully guaranteed by the SBA as of March 31, 2026 and December 31, 2025, respectively.
The following tables present analyses of the ACL on loans by segment for the periods indicated below. In addition to the provision (benefit) for credit losses on loans presented below, a benefit of $575 and provision of $740 for off-balance sheet credit exposures were recorded for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended March 31, 2026
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$19,298	$13,331	$8,492	$358	$41,479
Provision (benefit) for credit losses	498	506	(215)	156	945
Charge-offs	(15)	(2,061)	—	(256)	(2,332)
Recoveries	—	271	175	69	515
Net (charge-offs) recoveries	(15)	(1,790)	175	(187)	(1,817)
Balance at end of period	$19,781	$12,047	$8,452	$327	$40,607

	Three Months Ended March 31, 2025
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$19,284	$15,267	$9,664	$1,070	$45,285
Provision (benefit) for credit losses	243	890	(338)	5	800
Charge-offs	—	(1,610)	(10)	(176)	(1,796)
Recoveries	38	316	14	85	453
Net (charge-offs) recoveries	38	(1,294)	4	(91)	(1,343)
Balance at end of period	$19,565	$14,863	$9,330	$984	$44,742

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of the collateral. The following tables provide a breakdown between loans identified as CDAs and non-CDAs, by segment and class, as well as collateral coverage for those loans at the dates indicated below:

	Type and Extent of Collateral Securing CDAs				Non-CDAs
March 31, 2026	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$317,497	$317,497
Commercial real estate – owner occupied	—	—	3,422	—	523,953	527,375
Commercial real estate – non-owner occupied	—	—	4,686	—	818,986	823,672
Multifamily	—	—	—	—	109,564	109,564
Total commercial real estate	—	—	8,108	—	1,770,000	1,778,108
Commercial
Commercial and industrial	—	—	—	—	392,114	392,114
Equipment finance	—	—	—	977	285,478	286,455
Municipal leases	—	—	—	—	167,371	167,371
Total commercial	—	—	—	977	844,963	845,940
Residential real estate
Construction and land development	—	—	—	—	48,715	48,715
One-to-four family	—	—	—	—	619,735	619,735
HELOCs	—	—	—	—	218,283	218,283
Total residential real estate	—	—	—	—	886,733	886,733
Consumer	—	—	—	—	35,799	35,799
Total	$—	$—	$8,108	$977	$3,537,495	$3,546,580
Total collateral value	$—	$—	$9,496	$861

	Type and Extent of Collateral Securing CDAs				Non-CDAs
December 31, 2025	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$277,028	$277,028
Commercial real estate – owner occupied	—	—	3,532	—	558,517	562,049
Commercial real estate – non-owner occupied	—	—	4,699	—	827,803	832,502
Multifamily	—	—	—	—	110,912	110,912
Total commercial real estate	—	—	8,231	—	1,774,260	1,782,491
Commercial
Commercial and industrial	—	—	—	—	378,686	378,686
Equipment finance	—	—	—	2,087	309,269	311,356
Municipal leases	—	—	—	—	166,396	166,396
Total commercial	—	—	—	2,087	854,351	856,438
Residential real estate
Construction and land development	—	—	—	—	45,617	45,617
One-to-four family	—	—	—	—	633,511	633,511
HELOCs	—	—	—	—	217,310	217,310
Total residential real estate	—	—	—	—	896,438	896,438
Consumer	—	—	—	—	42,787	42,787
Total	$—	$—	$8,231	$2,087	$3,567,836	$3,578,154
Total collateral value	$—	$—	$9,605	$1,299
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present the amortized cost basis of loans at March 31, 2026 and 2025, that were both experiencing financial difficulty and modified during the three months ended March 31, 2026 and 2025, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented.

	Three Months Ended March 31, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – owner occupied	$—	$780	$—	$1,333	$—	$—	0.40%
Commercial real estate – non-owner occupied	—	1,700	—	—	—	—	0.21
Commercial loans
Commercial and industrial	—	2,580	140	—	—	—	0.69
Total	$—	$5,060	$140	$1,333	$—	$—	0.18%

	Three Months Ended March 31, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – owner occupied	$—	$774	$—	$—	$—	$—	0.14%
Commercial loans
Commercial and industrial	—	908	374	115	—	—	0.40
Total	$—	$1,682	$374	$115	$—	$—	0.06%
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods indicated below:

	Three Months Ended March 31, 2026
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial real estate
Commercial real estate – owner-occupied	$—	4.5%	—
Commercial loans
Commercial and industrial	—	—	5.0
Total	$—	4.5%	5.0

	Three Months Ended March 31, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial loans
Commercial and industrial	$—	7.0%	10.0
The following table presents loans that had a payment default during the periods indicated that had previously been modified within the prior twelve months. For purposes of this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms.

	Three Months Ended March 31, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial loans
Commercial and industrial	$—	$1,065	$—	$—

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
Off-Balance Sheet Credit Exposure
The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At March 31, 2026 and December 31, 2025, the ACL on off-balance sheet credit exposures included in other liabilities was $3,570 and $4,145, respectively.
6.    Deposits
Deposit accounts at the dates indicated consist of the following:

	March 31, 2026	December 31, 2025
Noninterest-bearing accounts	$730,666	$707,748
NOW accounts	575,525	546,387
Money market accounts	1,393,120	1,374,635
Savings accounts	171,754	171,455
Certificates of deposit	768,477	909,772
Total	$3,639,542	$3,709,997
Deposits received from executive officers, directors and their associates totaled approximately $2,104 and $1,105 at March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, scheduled maturities of certificates of deposit were as follows:

Remainder of 2026	$726,382
2027	38,369
2028	2,012
2029	635
2030	914
Thereafter	165
Total	$768,477
Certificates of deposit with balances of $250 or greater totaled $186,265 and $198,473 at March 31, 2026 and December 31, 2025, respectively. Generally, deposit amounts in excess of $250 are not federally insured.
7.    Borrowings
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
The trust preferred securities accrue and pay quarterly distributions at a floating rate of 3-month Term SOFR plus 2.20%, which was 5.88% at March 31, 2026. The Company has guaranteed distributions and other payments due on the trust preferred securities to the extent the Trust has insufficient funds with which to make the distributions and other payments. The net combined effect of all documents entered into in connection with the trust preferred securities is that the Company is liable to make the distributions and other payments required on the trust preferred securities.

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
Other Borrowings
Borrowings, outside of junior subordinated debt, consist of the following at the dates indicated:

	March 31, 2026		December 31, 2025
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FRB advances (short-term)	$90,000	3.75%	$165,000	3.75%
All qualifying one-to-four family loans, HELOCs, commercial real estate loans, multifamily loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction loans, indirect auto loans, and equipment and municipal leases are pledged as collateral to secure outstanding FRB advances. At March 31, 2026 and December 31, 2025, the Company had the ability to borrow $366,632 and $355,296, respectively, through additional FHLB advances and $140,612 and $66,347, respectively, through the unused portion of a line of credit with the FRB.
At March 31, 2026 and December 31, 2025, the Company maintained revolving lines of credit with four unaffiliated banks which totaled $135,000 and $165,000, respectively. At both dates, the aggregate outstanding balance on the revolving lines of credit was $0.
8.    Leases
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

	March 31, 2026	December 31, 2025
ROU assets	$7,376	$7,634
Lease liabilities	$8,765	$9,047
Weighted-average remaining lease terms (years)	7.5	7.5
Weighted-average discount rate	3.65%	3.64%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at March 31, 2026:

Remainder of 2026	$1,441
2027	1,946
2028	1,757
2029	979
2030	881
Thereafter	3,099
Total undiscounted minimum lease payments	10,103
Less: amount representing interest	(1,338)
Total lease liability	$8,765
The following table presents components of operating lease expense for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Operating lease cost (included in occupancy expense, net)	$400	$391
Sublease income (included in other noninterest income)	(55)	(43)
Total operating lease expense, net	$345	$348

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents supplemental operating lease cash flow information for the periods indicated:

	Three Months Ended March 31,
	2026	2025
ROU assets - noncash additions	$—	$448
Cash paid for amounts included in the measurement of lease liabilities	395	378
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
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from one to seven years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $23,224 and $25,415 with a residual value of $12,617 and $13,167 as of March 31, 2026 and December 31, 2025, respectively.
The following schedule summarizes, as of March 31, 2026, aggregate future minimum lease payments to be received:

Remainder of 2026	$4,637
2027	3,507
2028	3,150
2029	2,655
2030	1,265
Thereafter	77
Total of future minimum payments	$15,291
As Lessor - Financing Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment of the loan portfolio. For the three months ended March 31, 2026 and 2025, interest income on equipment finance leases totaled $1,499 and $1,218, respectively.
The lease receivable component of finance lease net investment included within the equipment finance class of financing receivables was $81,522 and $82,305 at March 31, 2026 and December 31, 2025, respectively.
The following schedule summarizes, as of March 31, 2026, aggregate future minimum finance lease payments to be received:

Remainder of 2026	$21,609
2027	25,844
2028	19,455
2029	14,054
2030	8,497
Thereafter	5,842
Total undiscounted minimum lease payments	95,301
Less: amount representing interest	(13,779)
Total lease receivable	$81,522
9.    Equity Incentive Plan
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Share-based compensation expense	$767	$490
Tax benefit	176	116
The table below presents stock option activity and related information for the periods indicated below:

	Options	Weighted-Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2024	413,637	$26.02	3.8	$3,169
Exercised	(4,300)	22.06
Forfeited	(600)	28.54
Options outstanding at March 31, 2025	408,737	$26.06	3.5	$3,361
Exercisable at March 31, 2025	382,557	$25.90	3.3	$3,204
Non-vested at March 31, 2025	26,180	$28.28	6.7	$157

Options outstanding at December 31, 2025	354,797	$26.19	2.8	$5,945
Exercised	(18,000)	24.53
Options outstanding at March 31, 2026	336,797	$26.27	2.5	$5,516
Exercisable at March 31, 2026	327,507	$26.16	2.4	$5,402
Non-vested at March 31, 2026	9,290	$30.36	5.9	$114
There were no options granted during the three months ended March 31, 2026 or 2025.
At March 31, 2026, the Company had $68 of unrecognized compensation expense related to 9,290 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 0.9 years at March 31, 2026. At March 31, 2025, the Company had $187 of unrecognized compensation expense related to 26,180 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.2 years at March 31, 2025.
The table below presents restricted stock award activity and related information:

	Restricted Stock Awards(1)	Performance-Based Restricted Stock Units(2)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2024	138,582	30,001	$27.15	$5,678
Granted	49,285	15,444	37.62
Vested	(35,304)	—	27.03
Forfeited	(2,533)	—	27.33
Non-vested at March 31, 2025	150,030	45,445	$30.64	$6,701

Non-vested at December 31, 2025	144,964	31,341	$31.52	$7,571
Granted	54,111	26,032	44.04
Vested	(39,697)	—	29.76
Non-vested at March 31, 2026	159,378	57,373	$36.47	$9,244
(1)Restricted stock awards granted in calendar year 2026 are scheduled to vest over 1.0 year for director awards and 3.0 years for employee awards. All restricted stock awards granted prior to calendar year 2026 are scheduled to vest over 1.0 year for director awards and 5.0 years for employee awards.
(2)Performance-based restricted stock units are scheduled to vest over 3.0 years assuming the applicable financial goals are met.
At March 31, 2026, unrecognized compensation expense was $6,741 related to 216,751 shares of restricted stock. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.9 years at March 31, 2026. At March 31, 2025, unrecognized compensation expense was $4,952 related to 195,475 shares of restricted stock. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 2.0 years at March 31, 2025.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
10.    Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Numerator
Net income	$16,772	$14,539
Allocation of earnings to participating securities	(216)	(165)
Numerator for basic and diluted EPS - net income available to common stockholders	$16,556	$14,374
Denominator
Weighted-average common shares outstanding - basic	16,582,376	17,011,359
Dilutive effect of assumed exercise of stock options	133,713	102,065
Weighted-average common shares outstanding - diluted	16,716,089	17,113,424
Net income per share - basic	$1.00	$0.84
Net income per share - diluted	$0.99	$0.84
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were no stock options that were anti-dilutive as of March 31, 2026 or 2025.
11.    Commitments and Contingencies
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
The table below presents details of loan commitments outstanding as of the dates indicated:

	March 31, 2026	December 31, 2025
Variable rate commitments	$65,619	$87,259
Fixed rate commitments(1)	28,937	34,716
Total loan commitments	$94,556	$121,975
Range of fixed interest rates	2.00% - 9.69%	4.12% - 9.75%

Undisbursed portions of construction loans	$228,551	$225,617
Pre-approved but unused lines of credit(2)	$884,571	$831,298
(1)Fixed rate commitments had terms ranging from three to 30 years as of each date presented.
(2)Principally second mortgage home equity loans and overdraft protection loans.
The commitments presented in the above table represent the Company’s exposure to credit risk and, in the opinion of management, have no more than the normal lending risk that the Company commits to its borrowers.
The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments such as TBAs, mandatory delivery commitments with investors, or best efforts forward sale commitments with investors. The fair value of these interest rate lock commitments was not material at March 31, 2026 or December 31, 2025.
Equity Investment Commitments – As of March 31, 2026, the Company had committed $32,000 across ten SBIC investments with $8,733 remaining to be drawn, while as of December 31, 2025, the Company had committed $32,000 across ten SBIC investments with $9,983 remaining to be drawn. Similarly, the Company had committed $10,000 towards a solar tax equity investment with $2,519 remaining to be drawn at both March 31, 2026 and December 31, 2025. Although the remaining capital commitments may or may not be called in the future, under the terms of the associated agreements, the Company's exposure will not extend beyond the amount of the original commitments.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of March 31, 2026 and December 31, 2025 were $51,461 and $55,491, respectively. There was no liability recorded for these letters of credit at March 31, 2026 or December 31, 2025.

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
12.    Fair Value of Financial Instruments
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description of valuation methodologies used for assets recorded at fair value. As of March 31, 2026 and December 31, 2025, the Company did not have any liabilities recorded at fair value.
The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 20 of the 2025 Form 10-K.
Financial Assets Recorded at Fair Value
The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
MBS, residential	$143,268	$—	$143,268	$—
Municipal bonds	1,819	—	1,819	—
Corporate bonds	4,642	—	4,642	—
Total debt securities available for sale	$149,729	$—	$149,729	$—

Loans held for sale	$6,562	$—	$6,562	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
MBS, residential	$136,082	$—	$136,082	$—
Municipal bonds	1,826	—	1,826	—
Corporate bonds	4,632	—	4,632	—
Total debt securities available for sale	$142,540	$—	$142,540	$—

Loans held for sale	$7,005	$—	$7,005	$—
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
There were no transfers between levels during the three months ended March 31, 2026 or 2025.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate – non-owner occupied	$3,556	$—	$—	$3,556
Commercial loans
Equipment finance	709	—	—	709
Total	$4,265	$—	$—	$4,265

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate – non-owner occupied	$3,555	$—	$—	$3,555
Commercial loans
Equipment finance	1,809	—	—	1,809
Total	$5,364	$—	$—	$5,364
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
The stated carrying value and estimated fair value amounts of financial instruments as of March 31, 2026 and December 31, 2025, are summarized below:

	March 31, 2026
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$300,693	$300,693	$300,693	$—	$—
Certificates of deposit in other banks	13,619	13,619	—	13,619	—
Debt securities available for sale, at fair value	149,729	149,729	—	149,729	—
Loans held for sale, at fair value	6,562	6,562	6,562	—	—
Loans held for sale, at the lower of cost or fair value	101,930	104,424	—	—	104,424
Loans, net	3,505,973	3,484,054	—	—	3,484,054
Accrued interest receivable	14,636	14,636	—	788	13,848
Liabilities
Noninterest-bearing and NOW deposits	1,306,191	1,306,191	—	1,306,191	—
Money market accounts	1,393,120	1,393,120	—	1,393,120	—
Savings accounts	171,754	171,754	—	171,754	—
Certificates of deposit	768,477	766,945	—	766,945	—
Junior subordinated debt	10,245	10,171	—	10,171	—
Borrowings	90,000	90,002	—	90,002	—
Accrued interest payable	4,410	4,410	—	4,410	—

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
The Company had off-balance sheet financial commitments, which included approximately $1,259,139 and $1,234,381 of commitments to originate loans, undisbursed portions of construction loans, unused lines of credit and standby letters of credit at March 31, 2026 and December 31, 2025, respectively (see "Note 11 – Commitments and Contingencies"). Since these commitments are based on current rates, the carrying amount approximates the fair value.

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
•changes in interest rate levels and the duration of such changes, whether or not through actions by the Federal Reserve, which could materially affect our net interest margin, funding costs, asset values, and access to capital and liquidity;
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
Overview
For the quarter ended March 31, 2026 compared to the quarter ended December 31, 2025:
•net income was $16.8 million compared to $16.1 million;
•diluted EPS were $0.99 compared to $0.93;
•annualized ROA was 1.55% compared to 1.44%;
•annualized ROE was 11.35% compared to 10.63%;
•net interest margin was 4.31% compared to 4.20%;
•provision for credit losses was $370,000 compared to $2.1 million;
•quarterly cash dividends continued at $0.13 per share totaling $2.2 million for both periods; and
•533,240 shares of Company common stock were repurchased during the current quarter at an average price of $42.85 compared to 241,201 shares repurchased at an average price of $42.19 in the prior quarter.

	Three Months Ended
(Dollars in thousands)	March 31, 2026	December 31, 2025
Interest and dividend income	$61,497	$63,467
Interest expense	17,192	19,254
Net interest income	44,305	44,213
Provision for credit losses	370	2,080
Net interest income after provision for credit losses	43,935	42,133
Noninterest income	10,031	9,396
Noninterest expense	32,975	31,694
Income before income taxes	20,991	19,835
Income tax expense	4,219	3,711
Net income	$16,772	$16,124

Net income per common share(1)
Basic	$1.00	$0.94
Diluted	0.99	0.93
Cash dividends declared per common share	0.13	0.13
Book value per share at end of period	35.26	34.75
Tangible book value per share at end of period(2)	33.02	32.56
Market price per share at end of period	42.65	42.94
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

Set forth below is a reconciliation to US GAAP of tangible book value and tangible book value per share:

	As of
(Dollars in thousands, except per share data)	March 31, 2026	December 31, 2025	March 31, 2025
Total stockholders' equity	$592,407	$600,690	$565,449
Less: goodwill, core deposit intangibles, net of taxes	37,556	37,844	38,793
Tangible book value	$554,851	$562,846	$526,656
Common shares outstanding	16,803,185	17,286,289	17,552,626
Book value per share	$35.26	$34.75	$32.21
Tangible book value per share	$33.02	$32.56	$30.00
Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	As of
(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Tangible equity(1)	$554,851	$562,846	$526,656
Total assets	4,386,341	4,545,635	4,558,060
Less: goodwill, core deposit intangibles, net of taxes	37,556	37,844	38,793
Total tangible assets	$4,348,785	$4,507,791	$4,519,267

Tangible equity to tangible assets	12.76%	12.49%	11.65%
(1)Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and December 31, 2025
Net Income.  Net income totaled $16.8 million, or $0.99 per diluted share, for the three months ended March 31, 2026 compared to $16.1 million, or $0.93 per diluted share, for the three months ended December 31, 2025, an increase of $648,000, or 4.0%. The results for the three months ended March 31, 2026 compared to the three months ended December 31, 2025 benefited from a $1.7 million decrease in the provision for credit losses and a $635,000 increase in noninterest income, partially offset by a $1.3 million increase in the noninterest expense. Details of the changes in the various components of net income are further discussed below.
Net Interest Income.  The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	March 31, 2026			December 31, 2025
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate
Assets
Interest-earning assets
Loans receivable(1)	$3,793,994	$57,725	6.17%	$3,809,902	$59,597	6.21%
Debt securities available for sale	144,520	1,604	4.50	147,247	1,599	4.31
Other interest-earning assets(2)	227,051	2,168	3.87	223,267	2,271	4.04
Total interest-earning assets	4,165,565	61,497	5.99	4,180,416	63,467	6.02
Other assets	218,936			255,547
Total assets	$4,384,501			$4,435,963
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$561,216	$1,101	0.80%	$540,889	$1,013	0.74%
Money market accounts	1,369,569	8,616	2.55	1,361,620	9,192	2.68
Savings accounts	170,227	28	0.07	171,803	30	0.07
Certificate accounts	830,675	7,105	3.47	926,678	8,674	3.71
Total interest-bearing deposits	2,931,687	16,850	2.33	3,000,990	18,909	2.50
Junior subordinated debt	10,231	188	7.45	10,204	199	7.74
Borrowings	16,667	154	3.75	10,152	146	5.71
Total interest-bearing liabilities	2,958,585	17,192	2.36	3,021,346	19,254	2.53
Noninterest-bearing deposits	759,493			751,864
Other liabilities	67,106			61,085
Total liabilities	3,785,184			3,834,295
Stockholders' equity	599,317			601,668
Total liabilities and stockholders' equity	$4,384,501			$4,435,963
Net earning assets	$1,206,980			$1,159,070
Average interest-earning assets to average interest-bearing liabilities	140.80%			138.36%
Non-tax-equivalent
Net interest income		$44,305			$44,213
Interest rate spread			3.63%			3.49%
Net interest margin(3)			4.31%			4.20%
Tax-equivalent(4)
Net interest income		$44,740			$44,661
Interest rate spread			3.67%			3.54%
Net interest margin(3)			4.36%			4.24%
(1)Average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments and deposits in other banks.
(3)Net interest income divided by average interest-earning assets.
(4)Tax-equivalent results include adjustments to interest income of $435 and $448 for the three months ended March 31, 2026 and December 31, 2025, respectively, calculated based on combined federal and state tax rates of 23% and 24% for the same periods, respectively.
Total interest and dividend income for the three months ended March 31, 2026 decreased $2.0 million, or 3.1%, when compared to the three months ended December 31, 2025. A decline of $1.9 million, or 3.1%, in loan interest income drove this change, primarily due to fewer days in the current quarter and the impact of decreases in the federal funds rate upon loan yields, partially offset by an increase of $348,000 in accretion income.

Total interest expense for the three months ended March 31, 2026 decreased $2.1 million, or 10.7%, when compared to the three months ended December 31, 2025. A decline of $2.1 million, or 10.9%, in deposit interest expense drove this change, the result of a decline in the average balance of certificate accounts, specifically brokered deposits, a decline in the average cost of funds across funding categories, and fewer days in the current quarter.
The following table shows the effects that changes in average balances (volume), including differences in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

	Increase / (Decrease) Due to		Total Increase/ (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets
Loans receivable	$(1,532)	$(340)	$(1,872)
Debt securities available for sale	(65)	70	5
Other interest-earning assets	(10)	(93)	(103)
Total interest-earning assets	(1,607)	(363)	(1,970)
Interest-bearing liabilities
Interest-bearing checking accounts	14	74	88
Money market accounts	(138)	(438)	(576)
Savings accounts	(1)	(1)	(2)
Certificate accounts	(1,057)	(512)	(1,569)
Junior subordinated debt	(3)	(8)	(11)
Borrowings	91	(83)	8
Total interest-bearing liabilities	(1,094)	(968)	(2,062)
Increase in net interest income			$92
Provision for Credit Losses.  The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under the current expected credit losses model.
The following table presents a breakdown of the components of the provision for credit losses:

	Three Months Ended
(Dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Provision for credit losses
Loans	$945	$1,525	$(580)	(38)%
Off-balance sheet credit exposure	(575)	555	(1,130)	(204)
Total provision for credit losses	$370	$2,080	$(1,710)	(82)%
For the quarter ended March 31, 2026, the "loans" portion of the provision for credit losses was primarily the result of the following, offset by net charge-offs of $1.8 million during the quarter:
•$0.5 million benefit driven by changes in the loan mix.
•$0.2 million provision due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments.
•$0.6 million decrease in specific reserves on individually evaluated loans.
For the quarter ended December 31, 2025, the "loans" portion of the provision for credit losses was primarily the result of the following, offset by net charge-offs of $3.1 million during the quarter:
•$0.9 million benefit driven by changes in the loan mix.
•$0.1 million benefit due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments.
•$0.6 million decrease in specific reserves on individually evaluated loans.
For the quarters ended March 31, 2026 and December 31, 2025, the amounts recorded for off-balance sheet credit exposure were the result of changes in the balance of loan commitments, loan mix, projected economic forecast and qualitative allocations as outlined above.

Noninterest Income.  Noninterest income for the three months ended March 31, 2026 increased $635,000, or 6.8%, when compared to the quarter ended December 31, 2025. Changes in the components of noninterest income are discussed below:

	Three Months Ended
(Dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$2,414	$2,534	$(120)	(5)%
Loan income and fees	692	926	(234)	(25)
Gain on sale of loans held for sale	2,654	1,926	728	38
BOLI income	892	976	(84)	(9)
Operating lease income	1,892	2,032	(140)	(7)
Gain on sale of premises and equipment	377	65	312	480
Other	1,110	937	173	18
Total noninterest income	$10,031	$9,396	$635	7%
•Loan income and fees: The decrease was primarily the result of $144,000 less in interest rate swap fees in addition to smaller decreases across several other loan fee categories.
•Gain on sale of loans held for sale: The increase was primarily driven by an increase in the sales volume of HELOC loans originated for sale, partially offset by reduced sales volume of residential mortgage loans and SBA commercial loans. There were $103.0 million of HELOCs originated for sale which were sold during the current quarter with gains of $934,000 compared to $13.7 million sold with gains of $121,000 in the prior quarter. There were $23.3 million of residential mortgage loans sold for gains of $431,000 during the current quarter compared to $31.1 million sold with gains of $606,000 in the prior quarter. There were $16.4 million in sales of the guaranteed portion of SBA commercial loans with gains of $1.2 million for the current quarter compared to $18.9 million sold and gains of $1.5 million for the prior quarter. Our hedging of mandatory commitments on the residential mortgage loan pipeline resulted in a net gain of $68,000 for the current quarter compared to a net loss of $295,000 for the prior quarter.
•Gain on sale of premises and equipment: In both periods presented, gains were recognized on the sale of excess parcels of land.
Noninterest Expense.  Noninterest expense for the three months ended March 31, 2026 increased $1.3 million, or 4.0%, when compared to the three months ended December 31, 2025. Changes in the components of noninterest expense are discussed below:

	Three Months Ended
(Dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$19,877	$18,541	$1,336	7%
Occupancy expense, net	2,630	2,572	58	2
Computer services	2,877	2,798	79	3
Operating lease depreciation expense	1,516	1,582	(66)	(4)
Telecom, postage and supplies	581	542	39	7
Marketing and advertising	417	514	(97)	(19)
Deposit insurance premiums	484	483	1	—
Core deposit intangible amortization	374	411	(37)	(9)
Other	4,219	4,251	(32)	(1)
Total noninterest expense	$32,975	$31,694	$1,281	4%
•Salaries and employee benefits: The increase was primarily the result of a $449,000 increase in incentive compensation and $409,000 in additional FICA taxes.
Income Taxes.  The amount of income tax expense is influenced by the amount of pre-tax income, tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits. The effective tax rates for the three months ended March 31, 2026 and December 31, 2025 were 20.1% and 18.7%, respectively, with the quarter-over-quarter increase driven by the prior quarter impact of the Company's investment in a tax credit equity fund.
Comparison of Financial Condition at March 31, 2026 and December 31, 2025
General.  Total assets decreased by $159.3 million to $4.4 billion and total liabilities decreased by $151.0 million to $3.8 billion at March 31, 2026 as compared to December 31, 2025. These changes can be traced to the use of proceeds from both loan sales and loan paydowns to offset a $70.5 million decline in deposits. The decrease in deposits was the result of a $116.1 million reduction in brokered deposits, partially offset by an increase of $45.7 million in all other deposit categories.
Cash and Cash Equivalents.  Total cash and cash equivalents decreased $24.0 million, or 7.4%, to $300.7 million at March 31, 2026 from $324.7 million at December 31, 2025.
Certificates of Deposit in Other Banks.  Total certificates of deposit in other banks decreased $5.2 million, or 27.7%, to $13.6 million at March 31, 2026 compared to December 31, 2025.
Debt Securities Available for Sale.  Debt securities available for sale increased $7.2 million, or 5.0%, to $149.7 million at March 31, 2026 from $142.5 million at December 31, 2025. Outside of changes in value, the changes between periods were the result of $13.0 million in purchases, partially offset by $5.2 million in proceeds from the maturity, call and paydown of securities. All purchases were MBS and consistent with the composition of the existing securities held in the portfolio.
Loans Held for Sale. Loans held for sale decreased $97.2 million, or 47.3%, to $108.5 million at March 31, 2026 from $205.7 million at December 31, 2025. This was driven by a decrease of $103.3 million, or 63.4%, in HELOCs held for sale due to loan sales during the current quarter, partially offset by a $5.8 million, or 16.3%, increase in SBA loans held for sale.
Loans, Net of Deferred Loan Fees and Costs.  Loans held for investment totaled $3.5 billion at March 31, 2026, a decrease of $31.6 million, 0.9%, compared to the balance as of December 31, 2025. The following table illustrates the changes within the portfolio:

	As of		Change		Percent of Total
	March 31, 2026	December 31, 2025			March 31, 2026	December 31, 2025
(Dollars in thousands)			$	%
Commercial real estate loans
Construction and land development	$317,497	$277,028	$40,469	15%	9%	8%
Commercial real estate – owner occupied	527,375	562,049	(34,674)	(6)	15	16
Commercial real estate – non-owner occupied	823,672	832,502	(8,830)	(1)	23	23
Multifamily	109,564	110,912	(1,348)	(1)	3	3
Total commercial real estate loans	1,778,108	1,782,491	(4,383)	—	50	50
Commercial loans
Commercial and industrial	392,114	378,686	13,428	4	11	10
Equipment finance	286,455	311,356	(24,901)	(8)	8	9
Municipal leases	167,371	166,396	975	1	5	5
Total commercial loans	845,940	856,438	(10,498)	(1)	24	24
Residential real estate loans
Construction and land development	48,715	45,617	3,098	7	1	1
One-to-four family	619,735	633,511	(13,776)	(2)	18	18
HELOCs	218,283	217,310	973	—	6	6
Total residential real estate loans	886,733	896,438	(9,705)	(1)	25	25
Consumer loans	35,799	42,787	(6,988)	(16)	1	1
Total loans, net of deferred loan fees and costs	$3,546,580	$3,578,154	$(31,574)	(1)%	100%	100%

Asset Quality. The following table sets forth the composition of nonperforming assets, made up of nonaccrual loans and repossessed assets, across our asset categories.

(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Nonaccruing loans
Commercial real estate
Construction and land development	$854	$381	$—
Commercial real estate – owner occupied	11,256	10,467	8,583
Commercial real estate – non-owner occupied	6,704	6,566	3,552
Multifamily	—	—	38
Total commercial real estate	18,814	17,414	12,173
Commercial
Commercial and industrial	10,578	9,786	2,965
Equipment finance	6,096	6,690	5,065
Total commercial	16,674	16,476	8,030
Residential real estate
Construction and land development	—	—	132
One-to-four family	3,632	2,961	2,203
HELOCs	7,140	6,523	4,033
Total residential real estate	10,772	9,484	6,368
Consumer	479	402	388
Total nonaccruing loans	$46,739	$43,776	$26,959
Total repossessed assets	316	657	1,058
Total nonperforming assets	$47,055	$44,433	$28,017
Total nonperforming assets as a percentage of total assets	1.07%	0.98%	0.61%

Total SBA loans included in nonaccrual loans	$22,720	$20,647	$6,459
Portion of SBA loans fully guaranteed by the SBA	16,348	14,885	2,374

Total nonaccruing loans, excluding the balance fully guaranteed by the SBA	30,391	28,891	24,585
Total repossessed assets	316	657	1,058
Total nonperforming assets, excluding the balance fully guaranteed by the SBA	$30,707	$29,548	$25,643
Total nonperforming assets, excluding the balance fully guaranteed by the SBA, as a percentage of total assets	0.70%	0.65%	0.56%
SBA loans made up 48.3%, 46.5% and 23.1% of total nonperforming assets at March 31, 2026, December 31, 2025 and March 31, 2025, respectively. The year-over-year increase was primarily the result of a management decision to accelerate the repurchase of the sold portion of nonperforming SBA loans (fully guaranteed portion) to simplify the workout process.
Classified assets increased by $6.0 million, or 9.1%, to $72.2 million, or 1.65% of total assets, as of March 31, 2026 when compared to the balance of $66.2 million, or 1.46% of total assets, as of December 31, 2025. Similarly, classified assets increased by $31.5 million, or 77.4%, to $72.2 million, or 1.65% of total assets, as of March 31, 2026 when compared to the balance of $40.7 million, or 0.89% of total assets, as of March 31, 2025. SBA loans made up the largest portion of classified assets at $25.7 million and $27.3 million, respectively, as of March 31, 2026 and December 31, 2025, of which $18.1 million $19.8 million, respectively, was fully guaranteed. The remaining population of classified assets as of March 31, 2026 included $10.0 million of HELOCs, $9.3 million of 1-4 family residential real estate loans, $7.7 million of equipment finance loans (concentrated in the transportation sector) and $7.4 million of non-owner occupied CRE loans.
Allowance for Credit Losses on Loans. The ACL on loans was $40.6 million, or 1.14% of total loans, at March 31, 2026 compared to $41.5 million, or 1.16% of total loans, at December 31, 2025. The drivers of this change are discussed in the "Comparison of Results of Operations for the Quarters Ended March 31, 2026 and December 31, 2025 – Provision for Credit Losses" section above.

The following table summarizes the distribution of the ACL by loan category at the dates indicated.

	March 31, 2026			December 31, 2025
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate
Construction and land development	$4,620	9%	0.13%	$3,948	8%	0.11%
Commercial real estate – owner occupied	5,121	15	0.14	5,404	16	0.15
Commercial real estate – non-owner occupied	9,027	23	0.25	8,908	23	0.25
Multifamily	1,013	3	0.03	1,038	3	0.03
Total commercial real estate	19,781	50	0.55	19,298	50	0.54
Commercial
Commercial and industrial	4,915	11	0.14	4,894	10	0.14
Equipment finance	6,811	8	0.19	8,110	9	0.22
Municipal leases	321	5	0.01	327	5	0.01
Total commercial	12,047	24	0.34	13,331	24	0.37
Residential real estate
Construction and land development	343	1	0.01	307	1	0.01
One-to-four family	6,249	18	0.18	6,342	18	0.18
HELOCs	1,860	6	0.05	1,843	6	0.05
Total residential real estate	8,452	25	0.24	8,492	25	0.24
Consumer	327	1	0.01	358	1	0.01
Total loans	$40,607	100%	1.14%	$41,479	100%	1.16%

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Allocated Allowance	ACL to Loans	Allocated Allowance	ACL to Loans
ACL composition
Quantitative allocation	$22,531	0.64%	$22,832	0.64%
Qualitative allocation	17,367	0.49	17,359	0.50
Individual allocation	709	0.01	1,288	0.02
Total ACL	$40,607	1.14%	$41,479	1.16%
Net loan charge-offs totaled $1.8 million for the quarter ended March 31, 2026 compared to $3.1 million and $1.3 million for the three months ended December 31, 2025 and March 31, 2025, respectively. For all three periods, net charge-offs were concentrated within our equipment finance portfolio, primarily related to over-the-road truck loans, where we recognized net charge-offs of $1.5 million, $2.0 million and $1.0 million for the same periods, respectively. Annualized net charge-offs as a percentage of average loans were 0.19% for the three months ended March 31, 2026 as compared to 0.33% and 0.14% for the three months ended December 31, 2025 and March 31, 2025, respectively.
Deposits.  The following table summarizes the composition of our deposit portfolio as of the dates indicated:

(Dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Core deposits
Noninterest-bearing accounts	$730,666	$707,748	$22,918	3%
NOW accounts	575,525	546,387	29,138	5
Money market accounts	1,393,120	1,374,635	18,485	1
Savings accounts	171,754	171,455	299	—
Total core deposits	2,871,065	2,800,225	70,840	3
Certificates of deposit	768,477	909,772	(141,295)	(16)
Total	$3,639,542	$3,709,997	$(70,455)	(2)%
The decrease in deposits was driven by a reduction in brokered certificates of deposit of $116.1 million, partially offset by an increase of $45.7 million in core deposits and other certificates of deposit.
Stockholders' Equity. Stockholders' equity decreased $8.3 million, or 1.4%, to $592.4 million at March 31, 2026 as compared to December 31, 2025. Activity within stockholders' equity included $16.8 million in net income and $1.4 million in share-based compensation and stock option exercises, which was more than offset by $2.2 million in cash dividends declared and $23.1 million in stock repurchases. In addition, accumulated other comprehensive income declined by $622,000 due to an increase in the unrealized loss on available for sale securities due to higher market interest rates.
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

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. All qualifying one-to-four family loans, HELOCs, commercial real estate loans, multifamily loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction loans, indirect auto loans, and equipment and municipal leases are pledged as collateral to secure outstanding FRB advances. At March 31, 2026, the Company had the ability to borrow $366.6 million through additional FHLB advances and $140.6 million through the unused portion of a line of credit with the FRB. At this same date, the Company maintained revolving lines of credit with four unaffiliated banks which totaled $135.0 million, all of which was unused.
We also classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our securities portfolio is of high quality, of short duration, and the securities would therefore be readily marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At March 31, 2026, brokered deposits totaled $155.2 million, or 4.3% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and debt securities, including MBS. On a stand-alone level we are a separate legal entity from the Bank and must provide for our own liquidity and pay our own operating expenses. Our primary source of funds consists of dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2026, we (on an unconsolidated basis) had liquid assets of $6.6 million.
At the Bank level, we use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals and to fund loan commitments. At March 31, 2026, the total approved loan commitments and unused lines of credit outstanding amounted to $323.1 million and $884.6 million, respectively. Certificates of deposit scheduled to mature in one year or less at March 31, 2026 totaled $745.4 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this strategy, we believe that a majority of maturing deposits will be retained.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements, mainly to manage customers' requests for funding. These transactions primarily take the form of loan commitments and lines of credit and involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. For further information, see "Note 11 – Commitments and Contingencies" in this Quarterly Report on Form 10-Q.
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
At March 31, 2026, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. Consistent with the Company's goals to operate a sound and profitable organization, its policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at March 31, 2026 under applicable regulatory requirements.

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
March 31, 2026
CET1 Capital (to risk-weighted assets)	$553,885	14.14%	$176,282	4.50%	$254,629	6.50%
Tier I Capital (to total adjusted assets)	564,130	12.98	173,807	4.00	217,259	5.00
Tier I Capital (to risk-weighted assets)	564,130	14.40	235,042	6.00	313,390	8.00
Total Risk-based Capital (to risk-weighted assets)	608,782	15.54	313,390	8.00	391,737	10.00

December 31, 2025
CET1 Capital (to risk-weighted assets)	$560,919	13.83%	$182,491	4.50%	$263,598	6.50%
Tier I Capital (to total adjusted assets)	571,139	12.99	175,853	4.00	219,816	5.00
Tier I Capital (to risk-weighted assets)	571,139	14.08	243,321	6.00	324,429	8.00
Total Risk-based Capital (to risk-weighted assets)	617,238	15.22	324,429	8.00	405,536	10.00

HomeTrust Bank
March 31, 2026
CET1 Capital (to risk-weighted assets)	$551,612	14.09%	$176,216	4.50%	$254,535	6.50%
Tier I Capital (to total adjusted assets)	551,612	12.70	173,776	4.00	217,220	5.00
Tier I Capital (to risk-weighted assets)	551,612	14.09	234,955	6.00	313,273	8.00
Total Risk-based Capital (to risk-weighted assets)	596,264	15.23	313,273	8.00	391,592	10.00

December 31, 2025
CET1 Capital (to risk-weighted assets)	$555,807	13.71%	$182,427	4.50%	$263,506	6.50%
Tier I Capital (to total adjusted assets)	555,807	12.65	175,795	4.00	219,743	5.00
Tier I Capital (to risk-weighted assets)	555,807	13.71	243,236	6.00	324,315	8.00
Total Risk-based Capital (to risk-weighted assets)	601,906	14.85	324,315	8.00	405,394	10.00
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.50% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of March 31, 2026, the Company's and Bank's risk-based capital exceeded the required capital contribution buffer.
Dividends paid by HomeTrust Bank are limited, without prior regulatory approval, to current year earnings and earnings less dividends paid during the preceding two years.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has not been any material change in the market risk disclosures contained in our 2025 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2026, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2026, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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
Changes in Internal Controls: There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The "Litigation" section of "Note 11 – Commitments and Contingencies" to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2026:

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plans	Maximum # of Shares that May Yet Be Purchased Under Publicly Announced Plans
January 1 - January 31, 2026	107,626	$42.80	107,626	671,117
February 1 - February 28, 2026	205,702	43.55	205,702	465,415
March 1 - March 31, 2026	219,912	42.21	219,912	245,503
Total	533,240	$42.85	533,240	245,503
The Company's Board of Directors has, from time to time, authorized the repurchase of its common stock. The most recent time this was done, on December 16, 2025, 870,000 shares of common stock were authorized for repurchase representing approximately 5% of the Company's outstanding shares at the time of the announcement. As of March 31, 2026, 624,497 of these shares had been purchased at an average price of $43.10 per share, 533,240 of which were repurchased during the three months ended March 31, 2026. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors.
Item 3. Defaults Upon Senior Securities
Nothing to report.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Plans: During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

3.1	Charter of HomeTrust Bancshares, Inc.	(d)
3.2	Amended and Restated Bylaws of HomeTrust Bancshares, Inc.	(w)
10.1	HomeTrust Bancshares, Inc. Senior Leadership Incentive Plan (formerly known as Operating Committee Incentive Program)	(n)
10.2	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.2A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(b)
10.2B	Amendment No. 2 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(h)
10.2C	Amendment No. 3 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(o)
10.2D	Amendment No. 4 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(e)
10.3	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony J. VunCannon	(g)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony VunCannon	(a)
10.4	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(d)
10.5	Amendment No. 1 to SERP	(m)
10.6	Amendment No. 2 to SERP	(l)
10.6A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(d)
10.6B	SERP Joinder Agreement for Dana L. Stonestreet	(d)
10.6C	SERP Joinder Agreement for Tony J. VunCannon	(d)
10.6D	SERP Joinder Agreement for Howard L. Sellinger	(d)
10.6E	SERP Joinder Agreement for Stan Allen	(d)
10.6F	SERP Joinder Agreement for Sidney A. Biesecker	(d)
10.6G	SERP Joinder Agreement for Peggy C. Melville	(d)
10.6H	SERP Joinder Agreement for William T. Flynt	(d)
10.6I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(i)
10.7	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	(d)
10.7A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(d)
10.7B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(d)
10.7C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(d)
10.7D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(d)
10.7E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(d)
10.7F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(d)
10.7G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(d)
10.8	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(d)
10.8A	Amendment No. 1 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.8B	Form of Joinder Agreement Under the HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.8C	Amendment No. 2 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(r)
10.8D	Amendment No. 3 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(t)
10.9	HomeTrust Bank 2005 Deferred Compensation Plan	(d)
10.9A	Amendment No. 1 to HomeTrust Bank 2005 Deferred Compensation Plan	(m)
10.10	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(d)
10.10A	Amendment No. 1 to HomeTrust Bank Pre-2005 Deferred Compensation Plan	(m)
10.11	HomeTrust Bank 2025 Deferred Compensation Plan	(x)
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“2013 Omnibus Incentive Plan”)	(j)
10.12A	Form of Incentive Stock Option Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12B	Form of Non-Qualified Stock Option Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12C	Form of Stock Appreciation Right Award Agreement under 2013 Omnibus Incentive Plan	(k)

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

10.12D	Form of Restricted Stock Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12E	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.13	HomeTrust Bancshares, Inc. 2022 Omnibus Incentive Plan (“2022 Omnibus Incentive Plan”)	(q)
10.13A	Form of Non-Qualified Stock Option Award Agreement under the Registrant’s 2022 Omnibus Incentive Plan	(u)
10.13B	Form of Restricted Stock Award Agreement for Employees under the Registrant’s 2022 Omnibus Incentive Plan	(u)
10.13C	Form of Restricted Stock Award Agreement for Directors under the Registrant’s 2022 Omnibus Incentive Plan	(u)
10.14	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and John Sprink	(s)
10.15	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(r)
10.15A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(a)
10.16	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Megan Pelletier	(a)
10.17	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Lora Jex	(p)
10.18	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Chuck Sivley	(v)
10.19	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kevin Nunley	(c)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
97	Policy Relating to Recovery of Erroneously Awarded Compensation	(f)
101	The following materials from HomeTrust Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
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
(j)Attached as Appendix A to HomeTrust Bancshares's definitive proxy statement filed on December 5, 2012 (File No. 001-35593).
(k)Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 filed on February 13, 2013 (File No. 333-186666).
(l)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on February 15, 2022 (File No. 001-35593).
(m)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-35593).
(n)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (File No. 001-35593).
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

HOMETRUST BANCSHARES, INC.

Date: May 6, 2026	By:	/s/ C. Hunter Westbrook
C. Hunter Westbrook
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 6, 2026	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)