Form 10-Q
period 2026-06-30
HomeTrust Bancshares, Inc.
filed 2026-08-06
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 16,693,180 shares of common stock, par value of $0.01 per share, issued and outstanding as of July 30, 2026.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	June 30, 2026	December 31, 2025
Assets
Cash	$17,141	$14,411
Interest-bearing deposits	255,403	310,281
Cash and cash equivalents	272,544	324,692
Certificates of deposit in other banks	11,629	18,841
Debt securities available for sale, at fair value (amortized cost of $146,448 and $141,793 at June 30, 2026 and December 31, 2025, respectively)	145,880	142,540
FHLB and FRB stock	13,620	13,636
SBIC investments	20,398	18,818
Loans held for sale, at fair value	2,999	7,005
Loans held for sale, at the lower of cost or fair value	117,891	198,688
Loans, net of deferred loan fees and costs	3,622,244	3,578,154
Allowance for credit losses – loans	(39,789)	(41,479)
Loans, net	3,582,455	3,536,675
Premises and equipment, net	62,485	62,400
Accrued interest receivable	14,530	15,973
Deferred income taxes, net	9,395	9,922
BOLI	95,456	93,930
Goodwill	34,111	34,111
Core deposit intangibles, net	4,172	4,848
Other assets	52,713	63,556
Total assets	$4,440,278	$4,545,635
Liabilities and stockholders' equity
Liabilities
Deposits	$3,606,847	$3,709,997
Junior subordinated debt	—	10,220
Borrowings	175,000	165,000
Other liabilities	57,831	59,728
Total liabilities	3,839,678	3,944,945
Commitments and contingencies – See Note 11
Stockholders' equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 16,727,821 and 17,286,289 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	168	173
Additional paid in capital	139,759	166,856
Retained earnings	464,285	436,524
Unearned ESOP shares	(3,174)	(3,438)
Accumulated other comprehensive income (loss)	(438)	575
Total stockholders' equity	600,600	600,690
Total liabilities and stockholders' equity	$4,440,278	$4,545,635
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest and dividend income
Loans	$57,507	$60,440	$115,232	$119,053
Debt securities available for sale	1,667	1,658	3,271	3,445
Other investments and interest-bearing deposits	1,999	1,543	4,167	4,778
Total interest and dividend income	61,173	63,641	122,670	127,276
Interest expense
Deposits	15,578	18,856	32,428	39,219
Junior subordinated debt	151	206	339	411
Borrowings	150	350	304	510
Total interest expense	15,879	19,412	33,071	40,140
Net interest income	45,294	44,229	89,599	87,136
Provision for credit losses	920	1,303	1,290	2,843
Net interest income after provision for credit losses	44,374	42,926	88,309	84,293
Noninterest income
Service charges and fees on deposit accounts	2,627	2,502	5,041	4,746
Loan income and fees	501	548	1,193	1,269
Gain on sale of loans held for sale	1,874	2,109	4,528	4,017
BOLI income	893	852	1,785	1,694
Operating lease income	1,407	1,876	3,299	3,255
Gain on sale of branches	—	1,448	—	1,448
Gain on sale of premises and equipment	1,101	28	1,478	28
Other	844	794	1,954	1,727
Total noninterest income	9,247	10,157	19,278	18,184
Noninterest expense
Salaries and employee benefits	20,169	18,208	40,046	35,907
Occupancy expense, net	2,417	2,375	5,047	4,886
Computer services	3,027	2,488	5,904	5,293
Operating lease depreciation expense	1,378	1,789	2,894	3,657
Telephone, postage and supplies	509	561	1,090	1,107
Marketing and advertising	584	442	1,001	894
Deposit insurance premiums	481	473	965	984
Core deposit intangible amortization	302	411	676	926
Loss on redemption of junior subordinated debt securities	1,079	—	1,079	—
Other	4,033	4,508	8,252	8,562
Total noninterest expense	33,979	31,255	66,954	62,216
Income before income taxes	19,642	21,828	40,633	40,261
Income tax expense	4,012	4,618	8,231	8,512
Net income	$15,630	$17,210	$32,402	$31,749
Per share data
Net income per common share
Basic	$0.95	$1.01	$1.95	$1.85
Diluted	$0.94	$1.00	$1.93	$1.84
Average shares outstanding
Basic	16,311,782	17,006,141	16,446,295	17,008,699
Diluted	16,423,442	17,106,448	16,569,902	17,109,842
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$15,630	$17,210	$32,402	$31,749
Other comprehensive income (loss)
Unrealized holding gains (losses) on debt securities available for sale
Gains (losses) arising during the period	(507)	420	(1,315)	1,829
Deferred income tax benefit (expense)	116	(96)	302	(420)
Total other comprehensive income (loss)	(391)	324	(1,013)	1,409
Comprehensive income	$15,239	$17,534	$31,389	$33,158
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Three Months Ended June 30, 2026
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2026	16,803,185	$168	$144,465	$451,127	$(3,306)	$(47)	$592,407
Net income	—	—	—	15,630	—	—	15,630
Cash dividends declared on common stock, $0.15/common share	—	—	—	(2,472)	—	—	(2,472)
Common stock repurchased	(153,606)	(2)	(7,149)	—	—	—	(7,151)
Forfeited restricted stock	(3,458)	—	—	—	—	—	—
Retired stock	(33,156)	—	(14)	—	—	—	(14)
Granted restricted stock	6,936	—	—	—	—	—	—
Exercised stock options	107,920	2	1,263	—	—	—	1,265
Share-based compensation expense	—	—	713	—	—	—	713
ESOP compensation expense	—	—	481	—	132	—	613
Other comprehensive loss	—	—	—	—	—	(391)	(391)
Balance at June 30, 2026	16,727,821	$168	$139,759	$464,285	$(3,174)	$(438)	$600,600

	(Unaudited)
	Three Months Ended June 30, 2025
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2025	17,552,626	$176	$176,682	$393,026	$(3,835)	$(600)	$565,449
Net income	—	—	—	17,210	—	—	17,210
Cash dividends declared on common stock, $0.12/common share	—	—	—	(2,058)	—	—	(2,058)
Common stock repurchased	(78,412)	(1)	(2,830)	—	—	—	(2,831)
Forfeited restricted stock	(1,088)	—	—	—	—	—	—
Retired stock	(427)	—	(15)	—	—	—	(15)
Granted restricted stock	10,044	—	—	—	—	—	—
Exercised stock options	9,400	—	235	—	—	—	235
Share-based compensation expense	—	—	496	—	—	—	496
ESOP compensation expense	—	—	332	—	132	—	464
Other comprehensive income	—	—	—	—	—	324	324
Balance at June 30, 2025	17,492,143	$175	$174,900	$408,178	$(3,703)	$(276)	$579,274

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Six Months Ended June 30, 2026
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	17,286,289	$173	$166,856	$436,524	$(3,438)	$575	$600,690
Net income	—	—	—	32,402	—	—	32,402
Cash dividends declared on common stock, $0.28/common share	—	—	—	(4,641)	—	—	(4,641)
Common stock repurchased	(686,846)	(8)	(30,224)	—	—	—	(30,232)
Forfeited restricted stock	(3,458)	—	—	—	—	—	—
Retired stock	(55,131)	—	(593)	—	—	—	(593)
Granted restricted stock	61,047	1	—	—	—	—	1
Exercised stock options	125,920	2	1,322	—	—	—	1,324
Share-based compensation expense	—	—	1,480	—	—	—	1,480
ESOP compensation expense	—	—	918	—	264	—	1,182
Other comprehensive loss	—	—	—	—	—	(1,013)	(1,013)
Balance at June 30, 2026	16,727,821	$168	$139,759	$464,285	$(3,174)	$(438)	$600,600

	(Unaudited)
	Six Months Ended June 30, 2025
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	17,527,709	$175	$176,693	$380,541	$(3,966)	$(1,685)	$551,758
Net income	—	—	—	31,749	—	—	31,749
Cash dividends declared on common stock, $0.24/common share	—	—	—	(4,112)	—	—	(4,112)
Common stock repurchased	(93,212)	(1)	(3,333)	—	—	—	(3,334)
Forfeited restricted stock	(3,621)	—	—	—	—	—	—
Retired stock	(11,762)	—	(442)	—	—	—	(442)
Granted restricted stock	59,329	—	—	—	—	—	—
Exercised stock options	13,700	1	330	—	—	—	331
Share-based compensation expense	—	—	986	—	—	—	986
ESOP compensation expense	—	—	666	—	263	—	929
Other comprehensive income	—	—	—	—	—	1,409	1,409
Balance at June 30, 2025	17,492,143	$175	$174,900	$408,178	$(3,703)	$(276)	$579,274
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$32,402	$31,749
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,290	2,843
Depreciation and amortization of premises and equipment and equipment for operating leases	4,924	5,612
Deferred income tax expense	829	347
Net accretion of purchase accounting adjustments on loans	(1,129)	(1,343)
Net amortization and accretion	1,701	2,610
SBIC investments income	(876)	(1,561)
Gain on sale of branches	—	(1,448)
Gain on sale of premises and equipment	(1,478)	(28)
Loss on repossessed assets	49	275
Loss on previously leased equipment	372	1,103
Loss on redemption of junior subordinated debt securities	1,079	—
BOLI income	(1,785)	(1,694)
Gain on sale of loans held for sale	(4,528)	(4,017)
Origination of loans held for sale	(147,706)	(231,120)
Proceeds from sales of loans held for sale	220,321	263,374
New deferred loan origination fees (costs), net	1,251	(571)
Amortization of tax credit equity investments	2,154	188
Decrease in accrued interest receivable and other assets	1,996	4,411
Share-based compensation expense	1,480	986
ESOP compensation expense	1,182	929
Decrease in accrued interest payable and other liabilities	(1,222)	(9,576)
Net cash provided by operating activities	112,306	63,069
Investing activities
Purchase of debt securities available for sale	(26,733)	(6,872)
Proceeds from maturities, calls and paydowns of debt securities available for sale	22,478	17,426
Purchases of CDs in other banks	—	(1,742)
Proceeds from maturities of CDs in other banks	7,212	6,961
Net redemption (purchase) of FHLB and FRB stock	16	(1,633)
Net capital contributions in SBIC investments	(79)	(1,042)
Net capital redemption of (contribution in) tax credit equity investments	542	(208)
Net capital contribution in fintech equity investments	(625)	—
Net increase in loans	(35,784)	(20,433)
Purchase of BOLI	(9)	(14)
Proceeds from redemption of BOLI policies	—	2,174
Death benefit proceeds from BOLI policies	268	—
Purchase of equipment for operating leases - lessor	—	(2,550)
Proceeds from sale of equipment for operating leases - lessor	6,432	731
Purchase of premises and equipment	(2,164)	(2,363)
Proceeds from sale of premises and equipment and assets held for sale	2,185	7,652
Proceeds from sale of repossessed assets	439	416
Net cash used in investing activities	(25,822)	(1,497)

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2026	2025
Financing activities
Deposits assumed by third parties through branch sales	—	(34,252)
Net decrease in deposits	(103,150)	(78,773)
Net increase in short-term borrowings	10,000	77,000
Redemption of junior subordinated debt securities	(11,341)	—
Common stock repurchased	(30,232)	(3,334)
Granted restricted stock	1	—
Cash dividends paid	(4,641)	(4,112)
Retired stock	(593)	(442)
Exercised stock options	1,324	331
Net cash used in financing activities	(138,632)	(43,582)
Net (decrease) increase in cash and cash equivalents	(52,148)	17,990
Cash and cash equivalents at beginning of period	324,692	279,219
Cash and cash equivalents at end of period	$272,544	$297,209

Supplemental disclosures
Cash paid during the period for
Interest	$35,927	$45,326
Income taxes	1,978	10,239
Noncash transactions
Unrealized (loss of) gain in value of debt securities available for sale, net of income taxes	$(1,013)	$1,409
Transfers of loans held for sale to loans held for investment	15,403	7,311
Transfers of loans held for investment to repossessed assets	3,886	273
Transfer of premises and equipment to assets held for sale	—	7,624
ROU asset and lease liabilities for operating lease accounting	—	448
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
As a result of its merger with Quantum on February 12, 2023, HomeTrust became the 100% successor owner of the Quantum Capital Statutory Trust II ("the Trust") Delaware trust. The sole assets of the trust represented the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the trust preferred securities; however, the Company elected to redeem the junior subordinated debt securities on June 15, 2026 as discussed further in "Note 7 – Borrowings - Junior Subordinated Debentures." As its sole purpose has been fulfilled, the Company has initiated action to dissolve the trust.
The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K") filed with the SEC on March 13, 2026. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2026, the period which will be covered on a Report on Form 10-K.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
3.    Debt Securities
Debt securities available for sale consist of the following at the dates indicated:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$142,116	$1,072	$(1,453)	$141,735
Municipal bonds	1,832	—	(19)	1,813
Corporate bonds	2,500	—	(168)	2,332
Total	$146,448	$1,072	$(1,640)	$145,880

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$134,950	$2,003	$(871)	$136,082
Municipal bonds	1,843	—	(17)	1,826
Corporate bonds	5,000	—	(368)	4,632
Total	$141,793	$2,003	$(1,256)	$142,540
Debt securities available for sale by contractual maturity at June 30, 2026 and December 31, 2025 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	June 30, 2026
	Amortized Cost	Estimated Fair Value
Due within one year	$905	$904
Due after one year through five years	927	909
Due after five years through ten years	2,500	2,332
Due after ten years	—	—
MBS, residential	142,116	141,735
Total	$146,448	$145,880

	December 31, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$409	$408
Due after one year through five years	1,434	1,418
Due after five years through ten years	5,000	4,632
Due after ten years	—	—
MBS, residential	134,950	136,082
Total	$141,793	$142,540
The Company had no sales of debt securities available for sale and no gross realized gains or losses were recognized during the six months ended June 30, 2026 or 2025.
Debt securities available for sale with amortized costs totaling $25,658 and $73,944 and market values of $25,474 and $74,987 at June 30, 2026 and December 31, 2025, respectively, were pledged as collateral to secure various public deposits and other borrowings.
The gross unrealized losses and the fair value of debt securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS, residential	$68,135	$(615)	$20,355	$(838)	$88,490	$(1,453)
Municipal bonds	499	(1)	1,314	(18)	1,813	(19)
Corporate bonds	—	—	1,582	(168)	1,582	(168)
Total	$68,634	$(616)	$23,251	$(1,024)	$91,885	$(1,640)

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
The total number of securities with unrealized losses at June 30, 2026 and December 31, 2025 were 137 and 119, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of June 30, 2026 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Accounting Policies" in our 2025 Form 10-K for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring ECLs on investment securities and does not record an ACL on accrued interest receivable. As of June 30, 2026 and December 31, 2025, the accrued interest receivable for debt securities available for sale was $589 and $554, respectively.
4.    Loans Held For Sale
Loans held for sale, at the lower of cost or fair value, consist of the following as of the dates indicated:

	June 30, 2026	December 31, 2025
One-to-four family	$164	$304
SBA	36,057	35,567
HELOCs	81,670	162,817
Total loans held for sale, at the lower of cost or fair value	$117,891	$198,688
The carrying balance of loans held for sale, at fair value, was $2,999 and $7,005 at June 30, 2026 and December 31, 2025, respectively, while the amortized cost of these loans was $2,937 and $6,896, respectively, at the same dates.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
5.    Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated(1):

	June 30, 2026	December 31, 2025
Commercial real estate
Construction and land development	$326,985	$277,028
Commercial real estate – owner occupied	536,475	562,049
Commercial real estate – non-owner occupied	875,143	832,502
Multifamily	128,492	110,912
Total commercial real estate	1,867,095	1,782,491
Commercial
Commercial and industrial	392,876	378,686
Equipment finance	260,670	311,356
Municipal leases	169,611	166,396
Total commercial	823,157	856,438
Residential real estate
Construction and land development	47,694	45,617
One-to-four family	617,469	633,511
HELOCs	236,357	217,310
Total residential real estate	901,520	896,438
Consumer	30,472	42,787
Total loans, net of deferred loan fees and costs	3,622,244	3,578,154
Allowance for credit losses – loans	(39,789)	(41,479)
Loans, net	$3,582,455	$3,536,675
(1)    June 30, 2026 and December 31, 2025 accrued interest receivable of $13,845 and $15,305 was accounted for separately from the amortized cost basis.
All qualifying one-to-four family loans, HELOCs, commercial real estate loans and FHLB of Atlanta stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.
Loans are made to the Company's executive officers, directors and their associates during the ordinary course of business. The aggregate amount of loans to related parties totaled $0 at both June 30, 2026 and December 31, 2025. In relation to these loans are unfunded commitments that totaled approximately $3 at both June 30, 2026 and December 31, 2025.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate and consumer loans by origination year as of June 30, 2026. Also included in the table detailing loan balances are gross charge-offs for the six months ended June 30, 2026:

	Term Loans By Origination Fiscal Year
June 30, 2026	2026	2025	2024	2023-S(1)	2023	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$64,316	$157,816	$49,021	$15,290	$5,746	$22,403	$11,921	$326,513
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	472	—	472
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$64,316	$157,816	$49,021	$15,290	$5,746	$22,875	$11,921	$326,985

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate – owner occupied
Risk rating
Pass	$37,983	$74,667	$50,843	$38,111	$56,037	$242,127	$7,887	$507,655
Special mention	—	—	—	—	1,358	14,626	—	15,984
Substandard	—	—	1,388	3,185	2,525	3,823	—	10,921
Doubtful	—	—	—	—	1,897	14	—	1,911
Loss	—	—	—	—	—	4	—	4
Total commercial real estate – owner occupied	$37,983	$74,667	$52,231	$41,296	$61,817	$260,594	$7,887	$536,475

Current period gross charge-offs	$—	$—	$—	$—	$—	$15	$—	$15

Commercial real estate – non-owner occupied
Risk rating
Pass	$82,644	$83,157	$64,578	$12,013	$84,034	$522,237	$14,074	$862,737
Special mention	—	—	—	—	753	6,044	—	6,797
Substandard	—	—	—	—	—	5,298	—	5,298
Doubtful	—	—	—	—	—	311	—	311
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – non-owner occupied	$82,644	$83,157	$64,578	$12,013	$84,787	$533,890	$14,074	$875,143

Current period gross charge-offs	$—	$—	$—	$—	$—	$654	$—	$654

Multifamily
Risk rating
Pass	$19,162	$9,213	$18,681	$5,586	$4,444	$70,081	$50	$127,217
Special mention	—	—	—	—	—	232	—	232
Substandard	—	—	—	—	—	1,043	—	1,043
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	$19,162	$9,213	$18,681	$5,586	$4,444	$71,356	$50	$128,492

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate
Risk rating
Pass	$204,105	$324,853	$183,123	$71,000	$150,261	$856,848	$33,932	$1,824,122
Special mention	—	—	—	—	2,111	20,902	—	23,013
Substandard	—	—	1,388	3,185	2,525	10,636	—	17,734
Doubtful	—	—	—	—	1,897	325	—	2,222
Loss	—	—	—	—	—	4	—	4
Total commercial real estate	$204,105	$324,853	$184,511	$74,185	$156,794	$888,715	$33,932	$1,867,095

Total current period gross charge-offs	$—	$—	$—	$—	$—	$669	$—	$669
(1)As previously announced, on July 24, 2023, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31. "2023-S" represents the six-month transition period ended December 31, 2023. All subsequent periods are based on a calendar year end.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
June 30, 2026	2026	2025	2024	2023-S(1)	2023	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$19,317	$105,905	$64,850	$29,597	$22,214	$31,076	$90,638	$363,597
Special mention	—	61	30	—	518	7,405	3,010	11,024
Substandard	—	786	4,189	2,823	800	6,797	297	15,692
Doubtful	188	—	506	—	—	1,869	—	2,563
Loss	—	—	—	—	—	—	—	—
Total commercial and industrial	$19,505	$106,752	$69,575	$32,420	$23,532	$47,147	$93,945	$392,876

Current period gross charge-offs	$—	$—	$21	$—	$125	$498	$25	$669

Equipment finance
Risk rating
Pass	$19,825	$54,492	$61,412	$34,458	$53,374	$26,381	$—	$249,942
Special mention	—	292	998	178	1,930	371	—	3,769
Substandard	—	996	501	916	1,854	874	—	5,141
Doubtful	—	333	330	341	547	258	—	1,809
Loss	—	—	—	—	—	9	—	9
Total equipment finance	$19,825	$56,113	$63,241	$35,893	$57,705	$27,893	$—	$260,670

Current period gross charge-offs	$—	$498	$124	$138	$821	$1,256	$—	$2,837

Municipal leases
Risk rating
Pass	$12,727	$20,380	$28,624	$14,260	$18,612	$75,008	$—	$169,611
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$12,727	$20,380	$28,624	$14,260	$18,612	$75,008	$—	$169,611

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial
Risk rating
Pass	$51,869	$180,777	$154,886	$78,315	$94,200	$132,465	$90,638	$783,150
Special mention	—	353	1,028	178	2,448	7,776	3,010	14,793
Substandard	—	1,782	4,690	3,739	2,654	7,671	297	20,833
Doubtful	188	333	836	341	547	2,127	—	4,372
Loss	—	—	—	—	—	9	—	9
Total commercial	$52,057	$183,245	$161,440	$82,573	$99,849	$150,048	$93,945	$823,157

Total current period gross charge-offs	$—	$498	$145	$138	$946	$1,754	$25	$3,506

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
June 30, 2026	2026	2025	2024	2023-S(1)	2023	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$8,812	$27,290	$3,115	$726	$2,385	$5,366	$—	$47,694
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$8,812	$27,290	$3,115	$726	$2,385	$5,366	$—	$47,694

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One-to-four family
Risk rating
Pass	$28,180	$50,520	$32,185	$18,666	$141,347	$329,599	$6,703	$607,200
Special mention	—	—	—	—	—	267	—	267
Substandard	—	—	1,697	1,234	1,400	5,660	—	9,991
Doubtful	—	—	—	—	—	11	—	11
Loss	—	—	—	—	—	—	—	—
Total one-to-four family	$28,180	$50,520	$33,882	$19,900	$142,747	$335,537	$6,703	$617,469

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

HELOCs
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$225,815	$225,815
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10,542	10,542
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total HELOCs	$—	$—	$—	$—	$—	$—	$236,357	$236,357

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total residential real estate
Risk rating
Pass	$36,992	$77,810	$35,300	$19,392	$143,732	$334,965	$232,518	$880,709
Special mention	—	—	—	—	—	267	—	267
Substandard	—	—	1,697	1,234	1,400	5,660	10,542	20,533
Doubtful	—	—	—	—	—	11	—	11
Loss	—	—	—	—	—	—	—	—
Total residential real estate	$36,992	$77,810	$36,997	$20,626	$145,132	$340,903	$243,060	$901,520

Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans By Origination Fiscal Year
June 30, 2026	2026	2025	2024	2023-S(1)	2023	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$791	$896	$1,972	$8,155	$13,445	$4,007	$237	$29,503
Special mention	—	—	—	—	—	—	—	—
Substandard	—	16	44	263	482	161	3	969
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer	$791	$912	$2,016	$8,418	$13,927	$4,168	$240	$30,472

Total current period gross charge-offs	$—	$6	$12	$86	$266	$88	$21	$479

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present aging analyses of past due loans (including nonaccrual loans) by segment and class as of the dates indicated.

	Past Due				Total Loans
	30-89 Days	90 Days+	Total(1)	Current
June 30, 2026
Commercial real estate
Construction and land development	$—	$472	$472	$326,513	$326,985
Commercial real estate – owner occupied	14,619	6,760	21,379	515,096	536,475
Commercial real estate – non-owner occupied	1,718	1,463	3,181	871,962	875,143
Multifamily	—	837	837	127,655	128,492
Total commercial real estate	16,337	9,532	25,869	1,841,226	1,867,095
Commercial
Commercial and industrial	4,425	12,610	17,035	375,841	392,876
Equipment finance	6,105	3,415	9,520	251,150	260,670
Municipal leases	—	—	—	169,611	169,611
Total commercial	10,530	16,025	26,555	796,602	823,157
Residential real estate
Construction and land development	—	—	—	47,694	47,694
One-to-four family	3,817	3,357	7,174	610,295	617,469
HELOCs	3,007	5,390	8,397	227,960	236,357
Total residential real estate	6,824	8,747	15,571	885,949	901,520
Consumer	1,104	171	1,275	29,197	30,472
Total loans	$34,795	$34,475	$69,270	$3,552,974	$3,622,244

	Past Due(2)				Total Loans
	30-89 Days	90 Days+	Total(1)	Current
December 31, 2025
Commercial real estate
Construction and land development	$—	$381	$381	$276,647	$277,028
Commercial real estate – owner occupied	7,434	4,352	11,786	550,263	562,049
Commercial real estate – non-owner occupied	1,479	5,422	6,901	825,601	832,502
Multifamily	—	—	—	110,912	110,912
Total commercial real estate	8,913	10,155	19,068	1,763,423	1,782,491
Commercial
Commercial and industrial	1,625	8,306	9,931	368,755	378,686
Equipment finance	8,185	5,501	13,686	297,670	311,356
Municipal leases	—	—	—	166,396	166,396
Total commercial	9,810	13,807	23,617	832,821	856,438
Residential real estate
Construction and land development	699	—	699	44,918	45,617
One-to-four family	25,822	2,774	28,596	604,915	633,511
HELOCs	3,211	5,393	8,604	208,706	217,310
Total residential real estate	29,732	8,167	37,899	858,539	896,438
Consumer	1,441	361	1,802	40,985	42,787
Total loans	$49,896	$32,490	$82,386	$3,495,768	$3,578,154
(1)Of the past due totals presented above, $19,193 and $14,307 of these balances were fully guaranteed by the SBA as of June 30, 2026 and December 31, 2025, respectively.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the six months ended June 30, 2026.

	June 30, 2026(1)	December 31, 2025(1)	90 Days+ & Still Accruing as of June 30, 2026	Nonaccrual with No ACL as of June 30, 2026	Interest Income Recognized
Commercial real estate
Construction and land development	$472	$381	$—	$—	$—
Commercial real estate – owner occupied	11,996	10,467	—	2,120	359
Commercial real estate – non-owner occupied	4,273	6,566	—	1,403	214
Multifamily	838	—	—	—	13
Total commercial real estate	17,579	17,414	—	3,523	586
Commercial
Commercial and industrial	14,617	9,786	—	239	149
Equipment finance	5,003	6,690	—	—	113
Municipal leases	—	—	—	—	—
Total commercial	19,620	16,476	—	239	262
Residential real estate
Construction and land development	—	—	—	—	—
One-to-four family	5,168	2,961	—	—	113
HELOCs	7,797	6,523	—	—	159
Total residential real estate	12,965	9,484	—	—	272
Consumer	438	402	—	—	25
Total loans	$50,602	$43,776	$—	$3,762	$1,145
(1)Of the nonaccrual totals presented above, $23,563 and $14,885 of these balances were fully guaranteed by the SBA as of June 30, 2026 and December 31, 2025, respectively.
The following tables present analyses of the ACL on loans by segment for the periods indicated below. In addition to the provision (benefit) for credit losses on loans presented below, benefits of $100 and $675 for off-balance sheet credit exposures were recorded for the three and six months ended June 30, 2026, respectively. A benefit of $82 and a provision of $658 for off-balance sheet credit exposures were recorded for the three and six months ended June 30, 2025, respectively.

	Three Months Ended June 30, 2026
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$19,781	$12,047	$8,452	$327	$40,607
Provision for credit losses	664	153	12	191	1,020
Charge-offs	(654)	(1,445)	—	(223)	(2,322)
Recoveries	40	353	9	82	484
Net (charge-offs) recoveries	(614)	(1,092)	9	(141)	(1,838)
Balance at end of period	$19,831	$11,108	$8,473	$377	$39,789

	Three Months Ended June 30, 2025
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$19,565	$14,863	$9,330	$984	$44,742
Provision (benefit) for credit losses	(520)	2,385	(435)	(45)	1,385
Charge-offs	—	(1,776)	(178)	(190)	(2,144)
Recoveries	—	97	5	54	156
Net (charge-offs) recoveries	—	(1,679)	(173)	(136)	(1,988)
Balance at end of period	$19,045	$15,569	$8,722	$803	$44,139

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2026
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$19,298	$13,331	$8,492	$358	$41,479
Provision (benefit) for credit losses	1,162	659	(203)	347	1,965
Charge-offs	(669)	(3,506)	—	(479)	(4,654)
Recoveries	40	624	184	151	999
Net (charge-offs) recoveries	(629)	(2,882)	184	(328)	(3,655)
Balance at end of period	$19,831	$11,108	$8,473	$377	$39,789

	Six Months Ended June 30, 2025
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$19,284	$15,267	$9,664	$1,070	$45,285
Provision (benefit) for credit losses	(277)	3,275	(773)	(40)	2,185
Charge-offs	—	(3,386)	(188)	(366)	(3,940)
Recoveries	38	413	19	139	609
Net (charge-offs) recoveries	38	(2,973)	(169)	(227)	(3,331)
Balance at end of period	$19,045	$15,569	$8,722	$803	$44,139
A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of the collateral. The following tables provide a breakdown between loans identified as CDAs and non-CDAs, by segment and class, as well as collateral coverage for those loans at the dates indicated below:

	Type and Extent of Collateral Securing CDAs				Non-CDAs
June 30, 2026	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$326,985	$326,985
Commercial real estate – owner occupied	—	—	2,635	—	533,840	536,475
Commercial real estate – non-owner occupied	—	—	1,403	—	873,740	875,143
Multifamily	—	—	—	—	128,492	128,492
Total commercial real estate	—	—	4,038	—	1,863,057	1,867,095
Commercial
Commercial and industrial	—	—	—	—	392,876	392,876
Equipment finance	—	—	—	—	260,670	260,670
Municipal leases	—	—	—	—	169,611	169,611
Total commercial	—	—	—	—	823,157	823,157
Residential real estate
Construction and land development	—	—	—	—	47,694	47,694
One-to-four family	—	—	—	—	617,469	617,469
HELOCs	—	—	—	—	236,357	236,357
Total residential real estate	—	—	—	—	901,520	901,520
Consumer	—	—	—	—	30,472	30,472
Total	$—	$—	$4,038	$—	$3,618,206	$3,622,244
Total collateral value	$—	$—	$5,164	$—

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Type and Extent of Collateral Securing CDAs				Non-CDAs
December 31, 2025	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$277,028	$277,028
Commercial real estate – owner occupied	—	—	3,532	—	558,517	562,049
Commercial real estate – non-owner occupied	—	—	4,699	—	827,803	832,502
Multifamily	—	—	—	—	110,912	110,912
Total commercial real estate	—	—	8,231	—	1,774,260	1,782,491
Commercial
Commercial and industrial	—	—	—	—	378,686	378,686
Equipment finance	—	—	—	2,087	309,269	311,356
Municipal leases	—	—	—	—	166,396	166,396
Total commercial	—	—	—	2,087	854,351	856,438
Residential real estate
Construction and land development	—	—	—	—	45,617	45,617
One-to-four family	—	—	—	—	633,511	633,511
HELOCs	—	—	—	—	217,310	217,310
Total residential real estate	—	—	—	—	896,438	896,438
Consumer	—	—	—	—	42,787	42,787
Total	$—	$—	$8,231	$2,087	$3,567,836	$3,578,154
Total collateral value	$—	$—	$9,605	$1,299
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
The following tables present the amortized cost basis of loans at June 30, 2026 and 2025, that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2026 and 2025, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented.

	Three Months Ended June 30, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – owner occupied	$—	$—	$—	$1,485	$—	$—	0.28%
Commercial loans
Commercial and industrial	—	743	70	—	—	1,624	0.62
Total	$—	$743	$70	$1,485	$—	$1,624	0.11%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Three Months Ended June 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – non-owner occupied	$—	$755	$350	$—	$—	$—	0.13%
Commercial loans
Commercial and industrial	—	2,306	45	—	—	—	0.64
Residential real estate loans
One-to-four family	—	—	50	—	—	—	0.01
Total	$—	$3,061	$445	$—	$—	$—	0.10%

	Six Months Ended June 30, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – owner occupied	$—	$780	$—	$2,818	$—	$—	0.67%
Commercial real estate – non-owner occupied	—	1,700	—	—	—	—	0.19
Commercial loans
Commercial and industrial	—	3,323	210	—	—	1,624	1.31
Total	$—	$5,803	$210	$2,818	$—	$1,624	0.29%

	Six Months Ended June 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – owner occupied	$—	$774	$—	$—	$—	$—	0.14%
Commercial real estate – non-owner occupied	—	755	350	—	—	—	0.13
Commercial loans
Commercial and industrial	—	2,854	419	115	—	—	0.92
Residential real estate loans
One-to-four family	—	—	50	—	—	—	0.01
Total	$—	$4,383	$819	$115	$—	$—	0.14%
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods indicated below:

	Three Months Ended June 30, 2026
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial real estate
Commercial real estate – owner occupied	$—	1.3%	—
Commercial loans
Commercial and industrial	—	4.6	5.2
Total	$—	3.0%	5.2

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Three Months Ended June 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial real estate
Commercial real estate – non-owner occupied	$—	—%	5.5
Commercial loans
Commercial and industrial	—	—	10.2
Residential real estate loans
One-to-four family	—	—	10.6
Total	$—	—%	6.5

	Six Months Ended June 30, 2026
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial real estate
Commercial real estate – owner occupied	$—	2.8%	—
Commercial loans
Commercial and industrial	—	4.6	5.2
Total	$—	3.4%	5.2

	Six Months Ended June 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial real estate
Commercial real estate – non-owner occupied	$—	—%	5.5
Commercial loans
Commercial and industrial	—	7.0	10.0
Residential real estate loans
One-to-four family	—	—	10.6
Total	$—	7.0%	8.9
The following tables present loans that had a payment default during the periods indicated that had previously been modified within the prior twelve months. For purposes of these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms.

	Three Months Ended June 30, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial real estate
Commercial real estate – owner occupied	$—	$294	$—	$—
Commercial loans
Commercial and industrial	—	1,571	824	—
Total	$—	$1,865	$824	$—

	Three Months Ended June 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial loans
Equipment finance	$—	$—	$—	$115

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial real estate
Commercial real estate – owner occupied	$—	$294	$—	$—
Commercial loans
Commercial and industrial	—	2,636	824	—
Total	$—	$2,930	$824	$—

	Six Months Ended June 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial real estate
Commercial real estate – owner occupied	$—	$675	$—	$161
Commercial loans
Commercial and industrial	—	—	132	—
Equipment finance	—	—	—	115
Total	$—	$675	$132	$276
Off-Balance Sheet Credit Exposure
The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At June 30, 2026 and December 31, 2025, the ACL on off-balance sheet credit exposures included in other liabilities was $3,470 and $4,145, respectively.
6.    Deposits
Deposit accounts at the dates indicated consist of the following:

	June 30, 2026	December 31, 2025
Noninterest-bearing accounts	$739,787	$707,748
NOW accounts	541,807	546,387
Money market accounts	1,421,600	1,374,635
Savings accounts	165,902	171,455
Certificates of deposit	737,751	909,772
Total	$3,606,847	$3,709,997
Deposits received from executive officers, directors and their associates totaled approximately $1,799 and $1,105 at June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026, scheduled maturities of certificates of deposit were as follows:

Remainder of 2026	$609,523
2027	124,112
2028	2,124
2029	645
2030	978
Thereafter	369
Total	$737,751
Certificates of deposit with balances of $250 or greater totaled $158,439 and $198,473 at June 30, 2026 and December 31, 2025, respectively. Generally, deposit amounts in excess of $250 are not federally insured.
7.    Borrowings
Junior Subordinated Debentures
On February 21, 2007, Quantum formed a Delaware statutory trust, Quantum Capital Statutory Trust II (the "Trust"), which issued $11,000 of trust preferred securities that were designed to qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
of the Trust were owned by Quantum. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $11,341 of junior subordinated debentures of Quantum. As a result of its merger with Quantum on February 12, 2023, HomeTrust became the 100% successor owner of the common securities of the Trust.
The trust preferred securities, which accrued and paid quarterly distributions at a floating rate of 3-month Term SOFR plus 2.20%, were mandatorily redeemable upon maturity of the debentures on March 15, 2037 or upon earlier redemption as provided in the indenture, and the Company elected to redeem the trust preferred securities in whole on June 15, 2026. The redemption price was the principal amount and any accrued but unpaid interest. The Company had previously established a fair value mark (discount) on the junior subordinated debt securities when accounting for the referenced merger, which was being accreted into income through interest expense. Associated with the redemption of the debt instruments, the remaining unaccreted discount of $1,079 was written off through other noninterest expense.
Other Borrowings
Borrowings, outside of junior subordinated debt, consisted of the following at the dates indicated:

	June 30, 2026		December 31, 2025
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FRB advances (short-term)	$175,000	3.75%	$165,000	3.75%
All qualifying one-to-four family loans, HELOCs, commercial real estate loans, multifamily loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction loans, indirect auto loans, and equipment and municipal leases are pledged as collateral to secure outstanding FRB advances. At June 30, 2026 and December 31, 2025, the Company had the ability to borrow $373,387 and $355,296, respectively, through additional FHLB advances and $30,618 and $66,347, respectively, through the unused portion of a line of credit with the FRB.
At June 30, 2026 and December 31, 2025, the Company maintained revolving lines of credit with four unaffiliated banks which totaled $135,000 and $165,000, respectively. At both dates, the aggregate outstanding balance on the revolving lines of credit was $0.
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

	June 30, 2026	December 31, 2025
ROU assets	$7,047	$7,634
Lease liabilities	$8,357	$9,047
Weighted-average remaining lease terms (years)	7.4	7.5
Weighted-average discount rate	3.66%	3.64%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at June 30, 2026:

Remainder of 2026	$965
2027	1,947
2028	1,755
2029	976
2030	878
Thereafter	3,096
Total undiscounted minimum lease payments	9,617
Less: amount representing interest	(1,260)
Total lease liability	$8,357

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents components of operating lease expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost (included in occupancy expense, net)	$399	$397	$800	$792
Variable lease cost (included in occupancy expense, net)	—	2	—	2
Sublease income (included in other noninterest income)	(53)	(46)	(108)	(89)
Total operating lease expense, net	$346	$353	$692	$705
The following table presents supplemental operating lease cash flow information for the periods indicated:

	Six Months Ended June 30,
	2026	2025
ROU assets - noncash additions	$—	$448
Cash paid for amounts included in the measurement of lease liabilities	796	762
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
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from one to seven years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $19,917 and $25,415 with a residual value of $10,686 and $13,167 as of June 30, 2026 and December 31, 2025, respectively.
The following schedule summarizes, as of June 30, 2026, aggregate future minimum lease payments to be received:

Remainder of 2026	$2,706
2027	3,507
2028	3,150
2029	2,655
2030	1,265
Thereafter	77
Total of future minimum payments	$13,360
As Lessor - Financing Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment of the loan portfolio. For the three months ended June 30, 2026 and 2025, interest income on equipment finance leases totaled $1,481 and $1,283, respectively. For the six months ended June 30, 2026 and 2025, interest income on equipment finance leases totaled $2,980 and $2,501, respectively.
The lease receivable component of finance lease net investment included within the equipment finance class of financing receivables was $78,144 and $82,305 at June 30, 2026 and December 31, 2025, respectively.
The following schedule summarizes, as of June 30, 2026, aggregate future minimum finance lease payments to be received:

Remainder of 2026	$14,464
2027	26,441
2028	19,933
2029	14,571
2030	8,955
Thereafter	6,318
Total undiscounted minimum lease payments	90,682
Less: amount representing interest	(12,538)
Total lease receivable	$78,144
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
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Share-based compensation expense	$713	$496	$1,480	$986
Tax benefit	164	117	340	233
The table below presents stock option activity and related information for the periods indicated below:

	Options	Weighted-Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2024	413,637	$26.02	3.8	$3,169
Exercised	(13,700)	24.08
Forfeited	(1,400)	26.72
Options outstanding at June 30, 2025	398,537	$26.08	3.3	$4,514
Exercisable at June 30, 2025	373,157	$25.93	3.1	$4,285
Non-vested at June 30, 2025	25,380	$28.37	6.4	$230

Options outstanding at December 31, 2025	354,797	$26.19	2.8	$5,945
Exercised	(125,920)	25.61
Forfeited	(210)	31.35
Options outstanding at June 30, 2026	228,667	$26.50	2.6	$5,349
Exercisable at June 30, 2026	219,587	$26.34	2.5	$5,171
Non-vested at June 30, 2026	9,080	$30.34	5.7	$178
There were no options granted during the six months ended June 30, 2026 or 2025.
At June 30, 2026, the Company had $48 of unrecognized compensation expense related to 9,080 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 0.6 years at June 30, 2026. At June 30, 2025, the Company had $156 of unrecognized compensation expense related to 25,380 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 0.9 years at June 30, 2025.
The table below presents restricted stock award activity and related information:

	Restricted Stock Awards(1)	Performance-Based Restricted Stock Units(2)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2024	138,582	30,001	$27.15	$5,678
Granted	59,329	15,444	37.38
Vested	(50,326)	—	27.20
Forfeited	(3,621)	—	26.90
Non-vested at June 30, 2025	143,964	45,445	$31.18	$7,086

Non-vested at December 31, 2025	144,964	31,341	$31.52	$7,571
Granted	61,047	26,034	44.21
Vested	(49,745)	—	30.98
Forfeited	(3,458)	—	34.59
Non-vested at June 30, 2026	152,808	57,375	$36.86	$10,486
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
At June 30, 2026, unrecognized compensation expense was $6,308 related to 210,183 shares of restricted stock. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.7 years at June 30, 2026. At June 30, 2025, unrecognized compensation expense was $4,803 related to 189,409 shares of restricted stock. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.8 years at June 30, 2025.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
10.    Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income	$15,630	$17,210	$32,402	$31,749
Allocation of earnings to participating securities	(199)	(190)	(409)	(350)
Numerator for basic and diluted EPS - net income available to common stockholders	$15,431	$17,020	$31,993	$31,399
Denominator
Weighted-average common shares outstanding - basic	16,311,782	17,006,141	16,446,295	17,008,699
Dilutive effect of assumed exercise of stock options	111,660	100,307	123,607	101,143
Weighted-average common shares outstanding - diluted	16,423,442	17,106,448	16,569,902	17,109,842
Net income per share - basic	$0.95	$1.01	$1.95	$1.85
Net income per share - diluted	$0.94	$1.00	$1.93	$1.84
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were no stock options that were anti-dilutive as of June 30, 2026 or 2025.
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
The table below presents details of loan commitments outstanding as of the dates indicated:

	June 30, 2026	December 31, 2025
Variable rate commitments	$50,913	$87,259
Fixed rate commitments(1)	20,975	34,716
Total loan commitments	$71,888	$121,975
Range of fixed interest rates	2.00% - 12.85%	4.12% - 9.75%

Undisbursed portions of construction loans	$224,297	$225,617
Pre-approved but unused lines of credit(2)	$793,594	$831,298
(1)Fixed rate commitments had terms ranging from three to 30 years as of each date presented.
(2)Principally second mortgage home equity loans and overdraft protection loans.
The commitments presented in the above table represent the Company’s exposure to credit risk and, in the opinion of management, have no more than the normal lending risk that the Company commits to its borrowers.
The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments such as TBAs, mandatory delivery commitments with investors, or best efforts forward sale commitments with investors. The fair value of these interest rate lock commitments was not material at June 30, 2026 or December 31, 2025.
Equity Investment Commitments – The Company invests in a variety of equity investments. For investments where the Company's original commitment amount has not been funded in full, the table below summarizes the Company's outstanding commitments:

	June 30, 2026		December 31, 2025
	Original Commitment	Remaining Commitments	Original Commitment	Remaining Commitments
Fintech	$2,500	$1,875	$—	$—
Low income housing	4,500	452	4,500	483
SBIC	19,000	8,573	19,000	9,983
Solar tax equity	10,000	2,519	10,000	2,519
Total	$36,000	$13,419	$33,500	$12,985

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
Although the remaining capital contributions may or may not be called in the future, under the terms of the associated agreements, the Company's exposure will not extend beyond the amount of the original commitments. The disclosure does not include equity investments where either the Company's capital commitments have been fully funded or the investment is winding down.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of June 30, 2026 and December 31, 2025 were $52,765 and $55,491, respectively. There was no liability recorded for these letters of credit at June 30, 2026 or December 31, 2025.
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description of valuation methodologies used for assets recorded at fair value. As of June 30, 2026 and December 31, 2025, the Company did not have any liabilities recorded at fair value.
The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 20 of the 2025 Form 10-K.
Financial Assets Recorded at Fair Value
The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
MBS, residential	$141,735	$—	$141,735	$—
Municipal bonds	1,813	—	1,813	—
Corporate bonds	2,332	—	2,332	—
Total debt securities available for sale	$145,880	$—	$145,880	$—

Loans held for sale	$2,999	$—	$2,999	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
MBS, residential	$136,082	$—	$136,082	$—
Municipal bonds	1,826	—	1,826	—
Corporate bonds	4,632	—	4,632	—
Total debt securities available for sale	$142,540	$—	$142,540	$—

Loans held for sale	$7,005	$—	$7,005	$—
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
There were no transfers between levels during the six months ended June 30, 2026 or 2025.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate – non-owner occupied	$311	$—	$—	$311

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate – non-owner occupied	$3,555	$—	$—	$3,555
Commercial loans
Equipment finance	1,809	—	—	1,809
Total	$5,364	$—	$—	$5,364
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
The stated carrying value and estimated fair value amounts of financial instruments as of June 30, 2026 and December 31, 2025, are summarized below:

	June 30, 2026
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$272,544	$272,544	$272,544	$—	$—
Certificates of deposit in other banks	11,629	11,629	—	11,629	—
Debt securities available for sale, at fair value	145,880	145,880	—	145,880	—
Loans held for sale, at fair value	2,999	2,999	—	2,999	—
Loans held for sale, at the lower of cost or fair value	117,891	120,196	—	—	120,196
Loans, net	3,582,455	3,555,865	—	—	3,555,865
Accrued interest receivable	14,530	14,530	—	685	13,845
Liabilities
Noninterest-bearing and NOW deposits	1,281,594	1,281,594	—	1,281,594	—
Money market accounts	1,421,600	1,421,600	—	1,421,600	—
Savings accounts	165,902	165,902	—	165,902	—
Certificates of deposit	737,751	736,351	—	736,351	—
Borrowings	175,000	175,000	—	175,000	—
Accrued interest payable	2,749	2,749	—	2,749	—

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	December 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$324,692	$324,692	$324,692	$—	$—
Certificates of deposit in other banks	18,841	18,841	—	18,841	—
Debt securities available for sale, at fair value	142,540	142,540	—	142,540	—
Loans held for sale, at fair value	7,005	7,005	—	7,005	—
Loans held for sale, at the lower of cost or fair value	198,688	201,377	—	—	201,377
Loans, net	3,536,675	3,521,272	—	—	3,521,272
Accrued interest receivable	15,973	15,973	—	668	15,305
Liabilities
Noninterest-bearing and NOW deposits	1,254,135	1,254,135	—	1,254,135	—
Money market accounts	1,374,635	1,374,635	—	1,374,635	—
Savings accounts	171,455	171,455	—	171,455	—
Certificates of deposit	909,772	909,101	—	909,101	—
Junior subordinated debt	10,220	10,152	—	10,152	—
Borrowings	165,000	165,003	—	165,003	—
Accrued interest payable	5,605	5,605	—	5,605	—
The Company had off-balance sheet financial commitments, which included approximately $1,142,544 and $1,234,381 of commitments to originate loans, undisbursed portions of construction loans, unused lines of credit and standby letters of credit at June 30, 2026 and December 31, 2025, respectively (see "Note 11 – Commitments and Contingencies"). Since these commitments are based on current rates, the carrying amount approximates the fair value.

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
Overview
For the quarter ended June 30, 2026 compared to the quarter ended March 31, 2026:
•net income was $15.6 million compared to $16.8 million;
•diluted EPS were $0.94 compared to $0.99;
•annualized ROA was 1.46% compared to 1.55%;
•annualized ROE was 10.44% compared to 11.35%;
•net interest margin was 4.41% compared to 4.31%;
•provision for credit losses was $920,000 compared to $370,000;
•gain on the sale of real estate was $1.1 million compared to $377,000;
•loss on the redemption of junior subordinated debt securities was $1.1 million compared to $0;
•quarterly cash dividends increased $0.02 per share, or 15.4%, to $0.15 per share totaling $2.4 million compared to $0.13 per share totaling $2.2 million; and
•153,606 shares of Company common stock were repurchased during the current quarter at an average price of $46.31 compared to 533,240 shares repurchased at an average price of $42.85 in the prior quarter.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025:
•net income was $32.4 million compared to $31.7 million;
•diluted EPS were $1.93 compared to $1.84;
•annualized ROA was 1.51% compared to 1.46%;
•annualized ROE was 10.89% compared to 11.26%;
•net interest margin was 4.36% compared to 4.25%;
•provision for credit losses was $1.3 million compared to $2.8 million;
•cash dividends were $0.28 per share totaling $4.6 million compared to $0.24 per share totaling $4.1 million; and
•686,846 shares of Company common stock were repurchased at an average price of $43.62 compared to 93,212 shares of Company common stock repurchased at an average price of $35.41 in the same period last year.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Interest and dividend income	$61,173	$61,497	$122,670	$127,276
Interest expense	15,879	17,192	33,071	40,140
Net interest income	45,294	44,305	89,599	87,136
Provision for credit losses	920	370	1,290	2,843
Net interest income after provision for credit losses	44,374	43,935	88,309	84,293
Noninterest income	9,247	10,031	19,278	18,184
Noninterest expense	33,979	32,975	66,954	62,216
Income before income taxes	19,642	20,991	40,633	40,261
Income tax expense	4,012	4,219	8,231	8,512
Net income	$15,630	$16,772	$32,402	$31,749

Net income per common share(1)
Basic	$0.95	$1.00	$1.95	$1.85
Diluted	0.94	0.99	1.93	1.84
Cash dividends declared per common share	0.15	0.13	0.28	0.24
Book value per share at end of period	35.90	35.26	35.90	33.12
Tangible book value per share at end of period(2)	33.67	33.02	33.67	30.92
Market price per share at end of period	49.89	42.65	49.89	37.41
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
Set forth below is a reconciliation to US GAAP of tangible book value and tangible book value per share:

	As of
(Dollars in thousands, except per share data)	June 30, 2026	March 31, 2026	June 30, 2025
Total stockholders' equity	$600,600	$592,407	$579,274
Less: goodwill, core deposit intangibles, net of taxes	37,323	37,556	38,477
Tangible book value	$563,277	$554,851	$540,797
Common shares outstanding	16,727,821	16,803,185	17,492,143
Book value per share	$35.90	$35.26	$33.12
Tangible book value per share	$33.67	$33.02	$30.92
Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	As of
(Dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2025
Tangible equity(1)	$563,277	$554,851	$540,797
Total assets	4,440,278	4,386,341	4,578,053
Less: goodwill, core deposit intangibles, net of taxes	37,323	37,556	38,477
Total tangible assets	$4,402,955	$4,348,785	$4,539,576

Tangible equity to tangible assets	12.79%	12.76%	11.91%
(1)Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Comparison of Results of Operations for the Three Months Ended June 30, 2026 and March 31, 2026
Net Income. Net income totaled $15.6 million, or $0.94 per diluted share, for the three months ended June 30, 2026 compared to $16.8 million, or $0.99 per diluted share, for the three months ended March 31, 2026, a decrease of $1.2 million, or 6.8%. The results for the three months ended June 30, 2026 compared to the three months ended March 31, 2026 were negatively impacted by a $784,000 decrease in noninterest income and a $1.0 million increase in noninterest expense due to a $1.1 million loss resulting from the redemption of junior subordinated debt securities, partially offset by a $1.0 million increase in net interest income. Details of the changes in the various components of net income are further discussed below.
Net Interest Income. The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	June 30, 2026			March 31, 2026
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate
Assets
Interest-earning assets
Loans receivable(1)	$3,770,898	$57,507	6.12%	$3,793,994	$57,725	6.17%
Debt securities available for sale	152,647	1,667	4.38	144,520	1,604	4.50
Other interest-earning assets(2)	199,135	1,999	4.03	227,051	2,168	3.87
Total interest-earning assets	4,122,680	61,173	5.95	4,165,565	61,497	5.99
Other assets	175,077			218,936
Total assets	$4,297,757			$4,384,501
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$556,610	$1,128	0.81%	$561,216	$1,101	0.80%
Money market accounts	1,376,199	8,678	2.53	1,369,569	8,616	2.55
Savings accounts	170,067	28	0.07	170,227	28	0.07
Certificate accounts	712,224	5,744	3.23	830,675	7,105	3.47
Total interest-bearing deposits	2,815,100	15,578	2.22	2,931,687	16,850	2.33
Junior subordinated debt	8,449	151	7.17	10,231	188	7.45
Borrowings	15,978	150	3.77	16,667	154	3.75
Total interest-bearing liabilities	2,839,527	15,879	2.24	2,958,585	17,192	2.36
Noninterest-bearing deposits	806,566			759,493
Other liabilities	50,949			67,106
Total liabilities	3,697,042			3,785,184
Stockholders' equity	600,715			599,317
Total liabilities and stockholders' equity	$4,297,757			$4,384,501
Net earning assets	$1,283,153			$1,206,980
Average interest-earning assets to average interest-bearing liabilities	145.19%			140.80%
Non-tax-equivalent
Net interest income		$45,294			$44,305
Interest rate spread			3.71%			3.63%
Net interest margin(3)			4.41%			4.31%
Tax-equivalent(4)
Net interest income		$45,752			$44,740
Interest rate spread			3.76%			3.67%
Net interest margin(3)			4.45%			4.36%
(1)Average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments and deposits in other banks.
(3)Net interest income divided by average interest-earning assets.
(4)Tax-equivalent results include adjustments to interest income of $458 and $435 for the three months ended June 30, 2026 and March 31, 2026, respectively, calculated based on a combined federal and state tax rate of 23%.
Total interest and dividend income for the three months ended June 30, 2026 decreased $324,000, or 0.5%, when compared to the three months ended March 31, 2026. A decline of $605,000 in accretion income was the primary driver of this change, partially offset by the impact of an additional day in the current quarter.

Total interest expense for the three months ended June 30, 2026 decreased $1.3 million, or 7.6%, when compared to the three months ended March 31, 2026. A decline of $1.3 million, or 7.5%, in deposit interest expense drove this change, the result of a decline in both the average balance of and rate paid on certificate accounts, specifically brokered deposits.
The following table shows the effects that changes in average balances (volume), including differences in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

	Increase / (Decrease) Due to		Total Increase/ (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets
Loans receivable	$281	$(499)	$(218)
Debt securities available for sale	109	(46)	63
Other interest-earning assets	(245)	76	(169)
Total interest-earning assets	145	(469)	(324)
Interest-bearing liabilities
Interest-bearing checking accounts	3	24	27
Money market accounts	137	(75)	62
Savings accounts	—	—	—
Certificate accounts	(950)	(411)	(1,361)
Junior subordinated debt	(31)	(6)	(37)
Borrowings	(5)	1	(4)
Total interest-bearing liabilities	(846)	(467)	(1,313)
Increase in net interest income			$989
Provision for Credit Losses. The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under the current expected credit losses model.
The following table presents a breakdown of the components of the provision for credit losses:

	Three Months Ended
(Dollars in thousands)	June 30, 2026	March 31, 2026	$ Change	% Change
Provision for credit losses
Loans	$1,020	$945	$75	8%
Off-balance sheet credit exposure	(100)	(575)	475	83
Total provision for credit losses	$920	$370	$550	149%
For the quarter ended June 30, 2026, the "loans" portion of the provision for credit losses was primarily the result of the following, offset by net charge-offs of $1.8 million during the quarter:
•$0.2 million provision driven by changes in the loan mix.
•$0.4 million benefit due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments.
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
For the quarters ended June 30, 2026 and March 31, 2026, the amounts recorded for off-balance sheet credit exposure were the result of changes in the balance of loan commitments, loan mix, projected economic forecast and qualitative allocations as outlined above.

Noninterest Income. Noninterest income for the three months ended June 30, 2026 decreased $784,000, or 7.8%, when compared to the quarter ended March 31, 2026. Changes in the components of noninterest income are discussed below:

	Three Months Ended
(Dollars in thousands)	June 30, 2026	March 31, 2026	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$2,627	$2,414	$213	9%
Loan income and fees	501	692	(191)	(28)
Gain on sale of loans held for sale	1,874	2,654	(780)	(29)
BOLI income	893	892	1	—
Operating lease income	1,407	1,892	(485)	(26)
Gain on sale of premises and equipment	1,101	377	724	192
Other	844	1,110	(266)	(24)
Total noninterest income	$9,247	$10,031	$(784)	(8)%
•Loan income and fees: The decrease was primarily the result of $251,000 less in prepayment penalties, partially offset by a $68,000 increase in other servicing fees.
•Gain on sale of loans held for sale: The decrease was primarily driven by a drop in the sales volume of HELOC loans originated for sale, partially offset by an increase in the sales volume of residential mortgage loans. There were $17.2 million of HELOCs originated for sale which were sold during the current quarter with gains of $93,000 compared to $103.0 million sold with gains of $934,000 in the prior quarter. There were $39.9 million of residential mortgage loans sold for gains of $481,000 during the current quarter compared to $23.3 million sold with gains of $431,000 in the prior quarter. There were $15.3 million in sales of the guaranteed portion of SBA commercial loans with gains of $1.3 million for the current quarter compared to $16.4 million sold and gains of $1.2 million for the prior quarter. Lastly, our hedging of mandatory commitments on the residential mortgage loan pipeline resulted in a net gain of $4,000 for the current quarter compared to $68,000 for the prior quarter.
•Operating lease income: The decrease was the result of a $402,000 increase in losses upon contract termination in addition to a $83,000 decrease in contract earnings.
•Gain on sale of premises and equipment: In both periods presented, gains were recognized on the sale of excess real estate.
•Other: The decrease was primarily driven by a $108,000 reduction in investment services income quarter-over-quarter.
Noninterest Expense. Noninterest expense for the three months ended June 30, 2026 increased $1.0 million, or 3.0%, when compared to the three months ended March 31, 2026. Changes in the components of noninterest expense are discussed below:

	Three Months Ended
(Dollars in thousands)	June 30, 2026	March 31, 2026	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$20,169	$19,877	$292	1%
Occupancy expense, net	2,417	2,630	(213)	(8)
Computer services	3,027	2,877	150	5
Operating lease depreciation expense	1,378	1,516	(138)	(9)
Telecom, postage and supplies	509	581	(72)	(12)
Marketing and advertising	584	417	167	40
Deposit insurance premiums	481	484	(3)	(1)
Core deposit intangible amortization	302	374	(72)	(19)
Loss on redemption of junior subordinated debt securities	1,079	—	1,079	100
Other	4,033	4,219	(186)	(4)
Total noninterest expense	$33,979	$32,975	$1,004	3%
•Marketing and advertising: The increase was associated with the launch of online deposit account opening.
•Loss on redemption of junior subordinated debt securities: We previously established a fair value mark (discount) on the junior subordinated debt securities assumed through our merger with Quantum Capital Corp. and had been accreting the discount into interest expense. Associated with our redemption of the debt instruments in the current quarter, we wrote-off the remaining discount as an expense.
Income Taxes. The amount of income tax expense is influenced by the amount of pre-tax income, tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits. The effective tax rates for the three months ended June 30, 2026 and March 31, 2026 were 20.4% and 20.1%, respectively.
Comparison of Results of Operations for the Six Months Ended June 30, 2026 and June 30, 2025
Net Income. Net income totaled $32.4 million, or $1.93 per diluted share, for the six months ended June 30, 2026 compared to $31.7 million, or $1.84 per diluted share, for the six months ended June 30, 2025, an increase of $653,000, or 2.1%. The results for the six months ended June 30, 2026 compared to the prior year were positively impacted by a $2.5 million increase in net interest income, a $1.6 million decrease in the provision for credit losses, and a $1.1 million increase in noninterest income, partially offset by a $4.7 million increase in noninterest expense. Details of the changes in the various components of net income are further discussed below.

Net Interest Income. The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Six Months Ended
	June 30, 2026			June 30, 2025
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate
Assets
Interest-earning assets
Loans receivable(1)	$3,782,382	$115,232	6.14%	$3,803,259	$119,053	6.31%
Debt securities available for sale	148,606	3,271	4.44	151,127	3,445	4.60
Other interest-earning assets(2)	213,016	4,167	3.94	177,551	4,778	5.43
Total interest-earning assets	4,144,004	122,670	5.97	4,131,937	127,276	6.21
Other assets	196,886			264,865
Total assets	$4,340,890			$4,396,802
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$558,900	$2,229	0.80%	$568,540	$2,575	0.91%
Money market accounts	1,372,902	17,293	2.54	1,337,731	18,180	2.74
Savings accounts	170,147	57	0.07	182,844	75	0.08
Certificate accounts	771,122	12,849	3.36	909,787	18,389	4.08
Total interest-bearing deposits	2,873,071	32,428	2.28	2,998,902	39,219	2.64
Junior subordinated debt	9,335	339	7.32	10,142	411	8.17
Borrowings	16,321	304	3.76	21,780	510	4.72
Total interest-bearing liabilities	2,898,727	33,071	2.30	3,030,824	40,140	2.67
Noninterest-bearing deposits	783,159			732,123
Other liabilities	58,984			65,367
Total liabilities	3,740,870			3,828,314
Stockholders' equity	600,020			568,488
Total liabilities and stockholders' equity	$4,340,890			$4,396,802
Net earning assets	$1,245,277			$1,101,113
Average interest-earning assets to average interest-bearing liabilities	142.96%			136.33%
Non-tax-equivalent
Net interest income		$89,599			$87,136
Interest rate spread			3.67%			3.54%
Net interest margin(3)			4.36%			4.25%
Tax-equivalent(4)
Net interest income		$90,491			$87,985
Interest rate spread			3.71%			3.58%
Net interest margin(3)			4.40%			4.29%
(1)Average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments and deposits in other banks.
(3)Net interest income divided by average interest-earning assets.
(4)Tax-equivalent results include adjustments to interest income of $892 and $849 for the six months ended June 30, 2026 and 2025, respectively, calculated based on combined federal and state tax rates of 23% and 24% for the same periods, respectively.
Total interest and dividend income for the six months ended June 30, 2026 decreased $4.6 million, or 3.6%, when compared to the six months ended June 30, 2025. A decline of $3.8 million, or 3.2%, in interest income drove this change, primarily due to the impact of decreases in the federal funds rate upon loan yields. Accretion income on acquired loans of $1.1 million and $1.3 million was recognized during the same periods, respectively, and was included in loan interest income.
Total interest expense for the six months ended June 30, 2026 decreased $7.1 million, or 17.6%, when compared to the six months ended June 30, 2025. A decline of $6.8 million, or 17.3%, in deposit interest expense drove this change, the result of a decline in the average balance of certificate accounts, specifically brokered deposits, in addition to a decline in the average cost of funds across funding categories.

The following table shows the effects that changes in average balances (volume), including differences in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

	Increase / (Decrease) Due to		Total Increase / (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets
Loans receivable	$(654)	$(3,167)	$(3,821)
Debt securities available for sale	(57)	(117)	(174)
Other interest-earning assets	954	(1,565)	(611)
Total interest-earning assets	243	(4,849)	(4,606)
Interest-bearing liabilities
Interest-bearing checking accounts	(44)	(302)	(346)
Money market accounts	478	(1,365)	(887)
Savings accounts	(5)	(13)	(18)
Certificate accounts	(2,803)	(2,737)	(5,540)
Junior subordinated debt	(33)	(39)	(72)
Borrowings	(128)	(78)	(206)
Total interest-bearing liabilities	(2,535)	(4,534)	(7,069)
Increase in net interest income			$2,463
Provision for Credit Losses. The following table presents a breakdown of the components of the provision for credit losses:

	Six Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Provision for credit losses
Loans	$1,965	$2,185	$(220)	(10)%
Off-balance sheet credit exposure	(675)	658	(1,333)	(203)
Total provision for credit losses	$1,290	$2,843	$(1,553)	(55)%
For the six months ended June 30, 2026, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $3.7 million during the period:
•$0.2 million benefit driven by changes in the loan mix.
•$0.3 million benefit due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments.
•$1.2 million decrease in specific reserves on individually evaluated credits.
For the six months June 30, 2025, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $3.3 million during the period:
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
For the six months ended June 30, 2026 and June 30, 2025, the amounts recorded for off-balance sheet credit exposure were the result of changes in the balance of loan commitments, loan mix, projected economic forecast and qualitative allocations as outlined above.

Noninterest Income. Noninterest income for the six months ended June 30, 2026 increased $1.1 million, or 6.0%, when compared to the same period last year. Changes in the components of noninterest income are discussed below:

	Six Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$5,041	$4,746	$295	6%
Loan income and fees	1,193	1,269	(76)	(6)
Gain on sale of loans held for sale	4,528	4,017	511	13
BOLI income	1,785	1,694	91	5
Operating lease income	3,299	3,255	44	1
Gain on sale of branches	—	1,448	(1,448)	(100)
Gain on sale of premises and equipment	1,478	28	1,450	5,179
Other	1,954	1,727	227	13
Total noninterest income	$19,278	$18,184	$1,094	6%
•Gain on sale of loans held for sale: The increase was primarily driven by an increase in the sales volume of the guaranteed portion of SBA commercial loans, partially offset by a reduction in the sales volume of HELOC loans. During the six months ended June 30, 2026, there were $31.7 million of sales of the guaranteed portion of SBA commercial loans with gains of $2.5 million compared to $11.9 million sold with gains of $936,000 for the corresponding period in the prior year. There were $63.2 million of residential mortgage loans sold during the current period for gains of $912,000 compared to $49.1 million sold with gains of $1.0 million for the corresponding period in the prior year. There were $120.2 million of HELOCs originated for sale which were sold during the current period with gains of $1.0 million compared to $198.2 million sold with gains of $2.0 million for the corresponding period in the prior year. Lastly, our hedging of mandatory commitments on the residential mortgage loan pipeline resulted in a net gain of $72,000 for the six months ended June 30, 2026 compared to $40,000 for the six months ended June 30, 2025.
•Gain on sale of branches: During the prior year we completed the sale of our two Knoxville, Tennessee branches, recognizing a gain of $1.4 million, with no similar activity occurring in the current year.
•Gain on sale of premises and equipment: In both periods presented, gains were recognized on the sale of excess parcels of real estate.
Noninterest Expense. Noninterest expense for the six months ended June 30, 2026 increased $4.7 million, or 7.6%, when compared to the same period last year. Changes in the components of noninterest expense are discussed below:

	Six Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$40,046	$35,907	$4,139	12%
Occupancy expense, net	5,047	4,886	161	3
Computer services	5,904	5,293	611	12
Operating lease depreciation expense	2,894	3,657	(763)	(21)
Telecom, postage and supplies	1,090	1,107	(17)	(2)
Marketing and advertising	1,001	894	107	12
Deposit insurance premiums	965	984	(19)	(2)
Core deposit intangible amortization	676	926	(250)	(27)
Loss on redemption of junior subordinated debt securities	1,079	—	1,079	100
Other	8,252	8,562	(310)	(4)
Total noninterest expense	$66,954	$62,216	$4,738	8%
•Salaries and employee benefits: The increase was primarily the result of increases in both pay and incentive compensation.
•Computer services: The increase year-over-year reflects the Company's further investment in both our internal- and external-facing technological capabilities.
•Operating lease depreciation expense: The decrease was due to a decline in the population of operating lease contracts (assets being depreciated) year-over-year.
•Core deposit intangible amortization: The intangible recorded associated with the Quantum merger is being amortized on an accelerated basis, so the rate of amortization slowed year-over-year.
•Loss on redemption of junior subordinated debt securities: See explanation in the "Comparison of Results of Operations for the Three Months Ended June 30, 2026 and March 31, 2026 – Noninterest Expense" section above.
Income Taxes. The amount of income tax expense is influenced by the amount of pre-tax income, tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits. The effective tax rates for the six months ended June 30, 2026 and 2025 were 20.3% and 21.1%, respectively.

Comparison of Financial Condition at June 30, 2026 and December 31, 2025
General.  Total assets decreased by $105.4 million to $4.4 billion and total liabilities decreased by $105.3 million to $3.8 billion at June 30, 2026 as compared to December 31, 2025. These changes can be traced to the use of existing liquidity and the proceeds from loan sales to offset a $103.2 million decline in deposits. The decrease in deposits was the result of a $134.6 million reduction in brokered deposits, partially offset by an increase of $31.5 million in all other deposit categories.
Cash and Cash Equivalents.  Total cash and cash equivalents decreased $52.1 million, or 16.1%, to $272.5 million at June 30, 2026 from $324.7 million at December 31, 2025.
Certificates of Deposit in Other Banks.  Total certificates of deposit in other banks decreased $7.2 million, or 38.3%, to $11.6 million at June 30, 2026 compared to December 31, 2025.
Debt Securities Available for Sale.  Debt securities available for sale increased $3.3 million, or 2.3%, to $145.9 million at June 30, 2026 from $142.5 million at December 31, 2025. Outside of fluctuations in value, the changes between periods were the result of $26.7 million in purchases, partially offset by $22.5 million in proceeds from the maturity, call and paydown of securities. All purchases were MBS and consistent with the composition of the existing securities held in the portfolio.
Loans Held for Sale. Loans held for sale decreased $84.8 million, or 41.2%, to $120.9 million at June 30, 2026 from $205.7 million at December 31, 2025. This was driven by a decrease of $81.1 million, or 49.8%, in HELOCs held for sale due to loan sales during the current period.
Loans, Net of Deferred Loan Fees and Costs.  Loans held for investment totaled $3.6 billion at June 30, 2026, an increase of $44.1 million, or 1.2%, compared to the balance as of December 31, 2025. The following table illustrates the changes within the portfolio:

	As of		Change		Percent of Total
	June 30, 2026	December 31, 2025			June 30, 2026	December 31, 2025
(Dollars in thousands)			$	%
Commercial real estate loans
Construction and land development	$326,985	$277,028	$49,957	18%	9%	8%
Commercial real estate – owner occupied	536,475	562,049	(25,574)	(5)	15	16
Commercial real estate – non-owner occupied	875,143	832,502	42,641	5	24	23
Multifamily	128,492	110,912	17,580	16	3	3
Total commercial real estate loans	1,867,095	1,782,491	84,604	5	51	50
Commercial loans
Commercial and industrial	392,876	378,686	14,190	4	11	10
Equipment finance	260,670	311,356	(50,686)	(16)	7	9
Municipal leases	169,611	166,396	3,215	2	5	5
Total commercial loans	823,157	856,438	(33,281)	(4)	23	24
Residential real estate loans
Construction and land development	47,694	45,617	2,077	5	1	1
One-to-four family	617,469	633,511	(16,042)	(3)	17	18
HELOCs	236,357	217,310	19,047	9	7	6
Total residential real estate loans	901,520	896,438	5,082	1	25	25
Consumer loans	30,472	42,787	(12,315)	(29)	1	1
Total loans, net of deferred loan fees and costs	$3,622,244	$3,578,154	$44,090	1%	100%	100%

Asset Quality. The following table sets forth the composition of nonperforming assets, made up of nonaccrual loans and repossessed assets, across our asset categories.

(Dollars in thousands)	June 30, 2026	March 31, 2026	December 31, 2025
Nonaccruing loans
Commercial real estate
Construction and land development	$472	$854	$381
Commercial real estate – owner occupied	11,996	11,256	10,467
Commercial real estate – non-owner occupied	4,273	6,704	6,566
Multifamily	838	—	—
Total commercial real estate	17,579	18,814	17,414
Commercial
Commercial and industrial	14,617	10,578	9,786
Equipment finance	5,003	6,096	6,690
Total commercial	19,620	16,674	16,476
Residential real estate
One-to-four family	5,168	3,632	2,961
HELOCs	7,797	7,140	6,523
Total residential real estate	12,965	10,772	9,484
Consumer	438	479	402
Total nonaccruing loans	$50,602	$46,739	$43,776
Total repossessed assets	4,049	316	657
Total nonperforming assets	$54,651	$47,055	$44,433
Total nonperforming assets as a percentage of total assets	1.23%	1.07%	0.98%

Total SBA loans included in nonaccrual loans	$30,254	$22,720	$20,647
Portion of SBA loans fully guaranteed by the SBA	23,563	16,348	14,885

Total nonaccruing loans, excluding the balance fully guaranteed by the SBA	27,039	30,391	28,891
Total repossessed assets	4,049	316	657
Total nonperforming assets, excluding the balance fully guaranteed by the SBA	$31,088	$30,707	$29,548
Total nonperforming assets, excluding the balance fully guaranteed by the SBA, as a percentage of total assets	0.70%	0.70%	0.65%
SBA loans made up 55.4%, 48.3% and 46.5% of total nonperforming assets at June 30, 2026, March 31, 2026 and December 31, 2025, respectively. The increase during the current six month period was primarily the result of a management decision to accelerate the repurchase of the sold portion of nonperforming SBA loans (fully guaranteed portion) to simplify the workout process.
Classified assets decreased by $1.5 million, or 2.0%, to $70.7 million, or 1.59% of total assets, as of June 30, 2026 when compared to the balance of $72.2 million, or 1.65% of total assets, as of March 31, 2026. Classified assets increased by $4.5 million, or 6.9%, to $70.7 million, or 1.59% of total assets, as of June 30, 2026 when compared to the balance of $66.2 million, or 1.46% of total assets, as of December 31, 2025. SBA loans made up the largest portion of classified assets at $32.3 million and $27.3 million, respectively, as of June 30, 2026 and December 31, 2025, of which $24.5 million and $19.8 million, respectively, was fully guaranteed. The remaining population of classified assets as of June 30, 2026 included $10.5 million of HELOCs, $10.0 million of 1-4 family residential real estate loans and $7.0 million of equipment finance loans (concentrated in the transportation sector).
Allowance for Credit Losses on Loans.  The ACL on loans was $39.8 million, or 1.10% of total loans, at June 30, 2026 compared to $41.5 million, or 1.16% of total loans, at December 31, 2025. The drivers of this change are discussed in the "Comparison of Results of Operations for the Six Months Ended June 30, 2026 and June 30, 2025 – Provision for Credit Losses" section above.

The following table summarizes the distribution of the ACL by loan category at the dates indicated.

	June 30, 2026			December 31, 2025
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate
Construction and land development	$4,520	9%	0.12%	$3,948	8%	0.11%
Commercial real estate – owner occupied	5,100	15	0.14	5,404	16	0.15
Commercial real estate – non-owner occupied	9,031	24	0.25	8,908	23	0.25
Multifamily	1,180	4	0.03	1,038	3	0.03
Total commercial real estate	19,831	52	0.54	19,298	50	0.54
Commercial
Commercial and industrial	4,767	11	0.13	4,894	10	0.14
Equipment finance	6,020	7	0.17	8,110	9	0.22
Municipal leases	321	5	0.01	327	5	0.01
Total commercial	11,108	23	0.31	13,331	24	0.37
Residential real estate
Construction and land development	292	1	0.01	307	1	0.01
One-to-four family	6,123	17	0.17	6,342	18	0.18
HELOCs	2,058	6	0.06	1,843	6	0.05
Total residential real estate	8,473	24	0.24	8,492	25	0.24
Consumer	377	1	0.01	358	1	0.01
Total loans	$39,789	100%	1.10%	$41,479	100%	1.16%

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Allocated Allowance	ACL to Loans	Allocated Allowance	ACL to Loans
ACL composition
Quantitative allocation	$21,814	0.60%	$22,832	0.64%
Qualitative allocation	17,888	0.50	17,359	0.50
Individual allocation	87	—	1,288	0.02
Total ACL	$39,789	1.10%	$41,479	1.16%
Net loan charge-offs totaled $3.7 million for the six months ended June 30, 2026 compared to $3.3 million for the same period last year. Net charge-offs were concentrated within our equipment finance portfolio, primarily related to over-the-road truck loans, where we recognized net charge-offs of $2.4 million and $2.1 million for the same periods, respectively. Annualized net charge-offs as a percentage of average loans were 0.19% for the six months ended June 30, 2026 as compared to 0.18% for the six months ended June 30, 2025.
Deposits.  The following table summarizes the composition of our deposit portfolio as of the dates indicated:

(Dollars in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Core deposits
Noninterest-bearing accounts	$739,787	$707,748	$32,039	5%
NOW accounts	541,807	546,387	(4,580)	(1)
Money market accounts	1,421,600	1,374,635	46,965	3
Savings accounts	165,902	171,455	(5,553)	(3)
Total core deposits	2,869,096	2,800,225	68,871	2
Certificates of deposit	737,751	909,772	(172,021)	(19)
Total	$3,606,847	$3,709,997	$(103,150)	(3)%
The decrease in deposits was the result of a $134.6 million reduction in brokered deposits, partially offset by an increase of $31.5 million in all other deposit categories.
Stockholders' Equity.  Stockholders' equity decreased $90,000, to $600.6 million at June 30, 2026 as compared to December 31, 2025. Activity within stockholders' equity included $32.4 million in net income and $4.0 million in share-based compensation and stock option exercises, partially offset by $4.6 million in cash dividends declared and $30.2 million in stock repurchases. In addition, accumulated other comprehensive income declined by $1.0 million due to an increase in the unrealized loss on available for sale securities due to higher market interest rates between December 31, 2025 and June 30, 2026.
Liquidity Management
Management maintains a liquidity position that it believes will adequately provide for funding of loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our expected liquidity demands. The primary sources are increases in deposit accounts, wholesale borrowings and cash flows from payments on the loan and securities portfolios.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. All qualifying one-to-four family loans, HELOCs, commercial real estate loans, multifamily loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction loans, indirect auto loans, and equipment and municipal leases are pledged as collateral to secure outstanding FRB advances. At June 30, 2026, the Company had the ability to borrow $373.4 million through additional FHLB advances and $30.6 million through the unused portion of a line of credit with the FRB. At this same date, the Company maintained revolving lines of credit with four unaffiliated banks which totaled $135.0 million, all of which was unused.
We also classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our securities portfolio is of high quality, of short duration, and the securities would therefore be readily marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At June 30, 2026, brokered deposits totaled $136.7 million, or 3.8% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and debt securities, including MBS. We are a separate legal entity from the Bank and must provide for our own liquidity and pay our own operating expenses. Our primary source of funds consists of dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At June 30, 2026, we (on an unconsolidated basis) had liquid assets of $6.6 million.
At the Bank level, we use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals and to fund loan commitments. At June 30, 2026, the total approved loan commitments and unused lines of credit outstanding amounted to $296.2 million and $793.6 million, respectively. Certificates of deposit scheduled to mature in one year or less at June 30, 2026 totaled $722.6 million. It is management's policy to manage deposit rates to be competitive with other local financial institutions. Based on this strategy, we believe that a majority of maturing deposits will be retained.
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
At June 30, 2026, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. Consistent with the Company's goals to operate a sound and profitable organization, its policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at June 30, 2026 under applicable regulatory requirements.

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
June 30, 2026
CET1 Capital (to risk-weighted assets)	$562,701	14.07%	$179,923	4.50%	$259,888	6.50%
Tier I Capital (to total adjusted assets)	562,701	13.21	170,389	4.00	212,986	5.00
Tier I Capital (to risk-weighted assets)	562,701	14.07	239,897	6.00	319,863	8.00
Total Risk-based Capital (to risk-weighted assets)	606,435	15.17	319,863	8.00	399,828	10.00

December 31, 2025
CET1 Capital (to risk-weighted assets)	$560,919	13.83%	$182,491	4.50%	$263,598	6.50%
Tier I Capital (to total adjusted assets)	571,139	12.99	175,853	4.00	219,816	5.00
Tier I Capital (to risk-weighted assets)	571,139	14.08	243,321	6.00	324,429	8.00
Total Risk-based Capital (to risk-weighted assets)	617,238	15.22	324,429	8.00	405,536	10.00

HomeTrust Bank
June 30, 2026
CET1 Capital (to risk-weighted assets)	$549,253	13.74%	$179,855	4.50%	$259,791	6.50%
Tier I Capital (to total adjusted assets)	549,253	12.91	170,187	4.00	212,734	5.00
Tier I Capital (to risk-weighted assets)	549,253	13.74	239,807	6.00	319,743	8.00
Total Risk-based Capital (to risk-weighted assets)	592,987	14.84	319,743	8.00	399,679	10.00

December 31, 2025
CET1 Capital (to risk-weighted assets)	$555,807	13.71%	$182,427	4.50%	$263,506	6.50%
Tier I Capital (to total adjusted assets)	555,807	12.65	175,795	4.00	219,743	5.00
Tier I Capital (to risk-weighted assets)	555,807	13.71	243,236	6.00	324,315	8.00
Total Risk-based Capital (to risk-weighted assets)	601,906	14.85	324,315	8.00	405,394	10.00
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.50% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of June 30, 2026, the Company's and Bank's risk-based capital exceeded the required capital contribution buffer.
Dividends paid by HomeTrust Bank are limited, without prior regulatory approval, to current year earnings and earnings less dividends paid during the preceding two years.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has not been any material change in the market risk disclosures contained in our 2025 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2026, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of June 30, 2026, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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
Changes in Internal Controls: There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(b) Not applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2026:

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plans	Maximum # of Shares that May Yet Be Purchased Under Publicly Announced Plans
April 1 - April 30, 2026	5,952	$45.31	5,952	239,551
May 1 - May 31, 2026	79,876	45.58	79,876	159,675
June 1 - June 30, 2026	67,778	47.25	67,778	91,897
Total	153,606	$46.31	153,606	91,897
The Company's Board of Directors has, from time to time, authorized the repurchase of its common stock. The most recent time this was done, on December 16, 2025, 870,000 shares of common stock were authorized for repurchase representing approximately 5% of the Company's outstanding shares at the time of the announcement. As of June 30, 2026, 778,103 of these shares had been purchased at an average price of $43.73 per share, 686,846 of which were repurchased during the six months ended June 30, 2026. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors.
Item 3. Defaults Upon Senior Securities
Nothing to report.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Plans: During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

HOMETRUST BANCSHARES, INC.

Date: August 6, 2026	By:	/s/ C. Hunter Westbrook
C. Hunter Westbrook
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 6, 2026	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)