Form 10-Q
period 2026-09-30
HomeTrust Bancshares, Inc.
filed 2026-11-06
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 15,816,410 shares of common stock, par value of $0.01 per share, issued and outstanding as of October 30, 2026.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	September 30, 2026	December 31, 2025
Assets
Cash	$15,001	$14,411
Interest-bearing deposits	231,465	310,281
Cash and cash equivalents	246,466	324,692
Certificates of deposit in other banks	8,697	18,841
Debt securities available for sale, at fair value (amortized cost of $143,078 and $141,793 at September 30, 2026 and December 31, 2025, respectively)	138,658	142,540
FHLB and FRB stock	15,983	13,636
SBIC investments	20,754	18,818
Loans held for sale, at fair value	4,172	7,005
Loans held for sale, at the lower of cost or fair value	97,317	198,688
Loans, net of deferred loan fees and costs	3,628,326	3,578,154
Allowance for credit losses – loans	(39,501)	(41,479)
Loans, net	3,588,825	3,536,675
Premises and equipment, net	62,483	62,400
Accrued interest receivable	13,438	15,973
Deferred income taxes, net	11,092	9,922
Income tax receivable	21,422	5,738
BOLI	96,380	93,930
Goodwill	34,111	34,111
Core deposit intangibles, net	3,870	4,848
Other assets	58,089	57,818
Total assets	$4,421,757	$4,545,635
Liabilities and stockholders' equity
Liabilities
Deposits	$3,583,609	$3,709,997
Junior subordinated debt	—	10,220
Borrowings	214,000	165,000
Other liabilities	54,014	59,728
Total liabilities	3,851,623	3,944,945
Commitments and contingencies – See Note 11
Stockholders' equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 15,816,210 and 17,286,289 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	158	173
Additional paid in capital	96,598	166,856
Retained earnings	479,823	436,524
Unearned ESOP shares	(3,042)	(3,438)
Accumulated other comprehensive income (loss)	(3,403)	575
Total stockholders' equity	570,134	600,690
Total liabilities and stockholders' equity	$4,421,757	$4,545,635
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and dividend income
Loans	$59,330	$61,749	$174,562	$180,802
Debt securities available for sale	1,701	1,662	4,972	5,107
Other investments and interest-bearing deposits	1,858	1,984	6,025	6,762
Total interest and dividend income	62,889	65,395	185,559	192,671
Interest expense
Deposits	16,307	19,474	48,735	58,693
Junior subordinated debt	—	207	339	618
Borrowings	119	325	423	835
Total interest expense	16,426	20,006	49,497	60,146
Net interest income	46,463	45,389	136,062	132,525
Provision for credit losses	805	2,015	2,095	4,858
Net interest income after provision for credit losses	45,658	43,374	133,967	127,667
Noninterest income
Service charges and fees on deposit accounts	2,586	2,527	7,627	7,273
Loan income and fees	1,178	577	2,371	1,846
Gain on sale of loans held for sale	1,592	1,725	6,120	5,742
BOLI income	925	882	2,710	2,576
Operating lease income	1,731	1,777	5,030	5,032
Gain on sale of branches	—	—	—	1,448
Gain on sale of premises and equipment	21	—	1,499	28
Other	1,036	1,263	2,990	2,990
Total noninterest income	9,069	8,751	28,347	26,935
Noninterest expense
Salaries and employee benefits	20,128	18,508	60,174	54,415
Occupancy expense, net	2,551	2,563	7,598	7,449
Computer services	2,934	2,562	8,838	7,855
Operating lease depreciation expense	1,127	1,770	4,021	5,427
Telephone, postage and supplies	558	539	1,648	1,646
Marketing and advertising	837	471	1,838	1,365
Deposit insurance premiums	468	468	1,433	1,452
Core deposit intangible amortization	303	410	979	1,336
Merger-related expense	904	—	904	—
Loss on redemption of junior subordinated debt securities	—	—	1,079	—
Other	4,327	3,975	12,579	12,537
Total noninterest expense	34,137	31,266	101,091	93,482
Income before income taxes	20,590	20,859	61,223	61,120
Income tax expense	2,625	4,368	10,856	12,880
Net income	$17,965	$16,491	$50,367	$48,240
Per share data
Net income per common share
Basic	$1.11	$0.96	$3.06	$2.81
Diluted	$1.11	$0.95	$3.04	$2.79
Average shares outstanding
Basic	15,902,548	16,998,549	16,262,982	17,005,206
Diluted	15,999,202	17,130,030	16,378,622	17,117,605
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$17,965	$16,491	$50,367	$48,240
Other comprehensive income (loss)
Unrealized holding gains (losses) on debt securities available for sale
Gains (losses) arising during the period	(3,852)	780	(5,167)	2,609
Deferred income tax benefit (expense)	887	(179)	1,189	(599)
Total other comprehensive income (loss)	(2,965)	601	(3,978)	2,010
Comprehensive income	$15,000	$17,092	$46,389	$50,250
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Three Months Ended September 30, 2026
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2026	16,727,821	$168	$139,759	$464,285	$(3,174)	$(438)	$600,600
Net income	—	—	—	17,965	—	—	17,965
Cash dividends declared on common stock, $0.15/common share	—	—	—	(2,427)	—	—	(2,427)
Common stock repurchased and retired	(923,897)	(10)	(44,806)	—	—	—	(44,816)
Forfeited restricted stock	(80)	—	—	—	—	—	—
Retired stock	(554)	—	—	—	—	—	—
Exercised stock options	12,920	—	300	—	—	—	300
Share-based compensation expense	—	—	835	—	—	—	835
ESOP compensation expense	—	—	510	—	132	—	642
Other comprehensive loss	—	—	—	—	—	(2,965)	(2,965)
Balance at September 30, 2026	15,816,210	$158	$96,598	$479,823	$(3,042)	$(3,403)	$570,134

	(Unaudited)
	Three Months Ended September 30, 2025
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2025	17,492,143	$175	$174,900	$408,178	$(3,703)	$(276)	$579,274
Net income	—	—	—	16,491	—	—	16,491
Cash dividends declared on common stock, $0.12/common share	—	—	—	(2,054)	—	—	(2,054)
Retired stock	(2,914)	—	(116)	—	—	—	(116)
Granted restricted stock	1,000	—	—	—	—	—	—
Stock issued for RSUs	9,996	—	—	—	—	—	—
Exercised stock options	20,200	—	515	—	—	—	515
Share-based compensation expense	—	—	593	—	—	—	593
ESOP compensation expense	—	—	397	—	132	—	529
Other comprehensive income	—	—	—	—	—	601	601
Balance at September 30, 2025	17,520,425	$175	$176,289	$422,615	$(3,571)	$325	$595,833

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	17,286,289	$173	$166,856	$436,524	$(3,438)	$575	$600,690
Net income	—	—	—	50,367	—	—	50,367
Cash dividends declared on common stock, $0.43/common share	—	—	—	(7,068)	—	—	(7,068)
Common stock repurchased and retired	(1,610,743)	(18)	(75,030)	—	—	—	(75,048)
Forfeited restricted stock	(3,538)	—	—	—	—	—	—
Retired stock	(55,685)	—	(593)	—	—	—	(593)
Granted restricted stock	61,047	—	—	—	—	—	—
Exercised stock options	138,840	3	1,622	—	—	—	1,625
Share-based compensation expense	—	—	2,315	—	—	—	2,315
ESOP compensation expense	—	—	1,428	—	396	—	1,824
Other comprehensive loss	—	—	—	—	—	(3,978)	(3,978)
Balance at September 30, 2026	15,816,210	$158	$96,598	$479,823	$(3,042)	$(3,403)	$570,134

	(Unaudited)
	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	17,527,709	$175	$176,693	$380,541	$(3,966)	$(1,685)	$551,758
Net income	—	—	—	48,240	—	—	48,240
Cash dividends declared on common stock, $0.36/common share	—	—	—	(6,166)	—	—	(6,166)
Common stock repurchased and retired	(93,212)	(1)	(3,333)	—	—	—	(3,334)
Forfeited restricted stock	(3,621)	—	—	—	—	—	—
Retired stock	(14,676)	—	(558)	—	—	—	(558)
Granted restricted stock	60,329	—	—	—	—	—	—
Stock issued for RSUs	9,996	—	—	—	—	—	—
Exercised stock options	33,900	1	845	—	—	—	846
Share-based compensation expense	—	—	1,579	—	—	—	1,579
ESOP compensation expense	—	—	1,063	—	395	—	1,458
Other comprehensive income	—	—	—	—	—	2,010	2,010
Balance at September 30, 2025	17,520,425	$175	$176,289	$422,615	$(3,571)	$325	$595,833
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$50,367	$48,240
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,095	4,858
Depreciation and amortization of premises and equipment and equipment for operating leases	7,091	8,437
Deferred income tax expense	19	346
Net accretion of purchase accounting adjustments on loans	(2,427)	(1,694)
Net amortization and accretion	1,353	2,920
SBIC investments income	(1,306)	(2,254)
Gain on sale of branches	—	(1,448)
Gain on sale of premises and equipment	(1,499)	(28)
Loss on repossessed assets	86	331
(Gain) loss on previously leased equipment	(98)	1,525
Loss on redemption of junior subordinated debt securities	1,079	—
BOLI income	(2,710)	(2,576)
Gain on sale of loans held for sale	(6,120)	(5,742)
Origination of loans held for sale	(236,270)	(352,105)
Proceeds from sales of loans held for sale	322,504	353,638
New deferred loan origination fees, net	1,919	76
Amortization of tax credit equity investments	2,981	282
(Increase) decrease in accrued interest receivable, income tax receivable and other assets	(15,541)	4,422
Share-based compensation expense	2,315	1,579
ESOP compensation expense	1,824	1,458
Decrease in accrued interest payable and other liabilities	(5,054)	(9,385)
Net cash provided by operating activities	122,608	52,880
Investing activities
Purchase of debt securities available for sale	(31,413)	(11,683)
Proceeds from maturities, calls and paydowns of debt securities available for sale	30,769	21,550
Purchases of CDs in other banks	—	(1,742)
Proceeds from maturities of CDs in other banks	10,144	9,447
Net purchase of FHLB and FRB stock	(2,347)	(695)
Net capital contributions in SBIC investments	(630)	(975)
Net capital redemption of (contribution in) tax credit equity investments	514	(1,276)
Net capital contribution in fintech equity investments	(750)	—
Net (increase) decrease in loans	(45,014)	11,216
Purchase of BOLI	(8)	(30)
Proceeds from redemption of BOLI policies	—	2,174
Death benefit proceeds from BOLI policies	268	—
Purchase of equipment for operating leases - lessor	(733)	(2,550)
Proceeds from sale of equipment for operating leases - lessor	8,317	1,410
Purchase of premises and equipment	(3,201)	(3,123)
Proceeds from sale of premises and equipment and assets held for sale	2,205	7,652
Proceeds from sale of repossessed assets	858	544
Net cash (used in) provided by investing activities	(31,021)	31,919

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2026	2025
Financing activities
Deposits assumed by third parties through branch sales	—	(34,252)
Net decrease in deposits	(126,388)	(46,724)
Net increase in short-term borrowings	49,000	42,000
Redemption of junior subordinated debt securities	(11,341)	—
Common stock repurchased	(75,048)	(3,334)
Cash dividends paid	(7,068)	(6,166)
Retired stock	(593)	(558)
Exercised stock options	1,625	846
Net cash used in financing activities	(169,813)	(48,188)
Net (decrease) increase in cash and cash equivalents	(78,226)	36,611
Cash and cash equivalents at beginning of period	324,692	279,219
Cash and cash equivalents at end of period	$246,466	$315,830

Supplemental disclosures
Cash paid during the period for
Interest	$52,980	$65,309
Income taxes, net of refunds	25,730	14,593
Noncash transactions
Unrealized (loss of) gain in value of debt securities available for sale, net of income taxes	$(3,978)	$2,010
Transfers of loans held for sale to loans held for investment	23,645	15,026
Transfers of loans held for investment to repossessed assets	5,065	293
Transfer of premises and equipment to assets held for sale	—	7,624
ROU asset and lease liabilities for operating lease accounting	—	776
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
As a result of its merger with Quantum on February 12, 2023, HomeTrust became the 100% successor owner of the Quantum Capital Statutory Trust II ("the Trust") Delaware trust. The sole assets of the trust represented the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the trust preferred securities; however, the Company elected to redeem the junior subordinated debt securities on June 15, 2026 as discussed further in "Note 7 – Borrowings – Junior Subordinated Debentures." As its sole purpose has been fulfilled, the Company dissolved the trust in the third quarter of 2026.
The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K") filed with the SEC on March 13, 2026. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2026, the period which will be covered on a Report on Form 10-K.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
3.    Debt Securities
Debt securities available for sale consist of the following at the dates indicated:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$139,155	$20	$(4,256)	$134,919
Municipal bonds	1,423	—	(23)	1,400
Corporate bonds	2,500	—	(161)	2,339
Total	$143,078	$20	$(4,440)	$138,658

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$134,950	$2,003	$(871)	$136,082
Municipal bonds	1,843	—	(17)	1,826
Corporate bonds	5,000	—	(368)	4,632
Total	$141,793	$2,003	$(1,256)	$142,540
Debt securities available for sale by contractual maturity at September 30, 2026 and December 31, 2025 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	September 30, 2026
	Amortized Cost	Estimated Fair Value
Due within one year	$1,005	$997
Due after one year through five years	1,168	1,153
Due after five years through ten years	1,750	1,589
Due after ten years	—	—
MBS, residential	139,155	134,919
Total	$143,078	$138,658

	December 31, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$409	$408
Due after one year through five years	1,434	1,418
Due after five years through ten years	5,000	4,632
Due after ten years	—	—
MBS, residential	134,950	136,082
Total	$141,793	$142,540
The Company had no sales of debt securities available for sale and no gross realized gains or losses were recognized during the nine months ended September 30, 2026 or 2025.
Debt securities available for sale with amortized costs totaling $44,785 and $73,944 and market values of $43,063 and $74,987 at September 30, 2026 and December 31, 2025, respectively, were pledged as collateral to secure various public deposits and other borrowings.
The gross unrealized losses and the fair value of debt securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS, residential	$110,040	$(3,258)	$14,283	$(998)	$124,323	$(4,256)
Municipal bonds	497	(3)	903	(20)	1,400	(23)
Corporate bonds	—	—	1,589	(161)	1,589	(161)
Total	$110,537	$(3,261)	$16,775	$(1,179)	$127,312	$(4,440)

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
The total number of securities with unrealized losses at September 30, 2026 and December 31, 2025 were 148 and 119, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of September 30, 2026 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Accounting Policies" in our 2025 Form 10-K for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring ECLs on investment securities and does not record an ACL on accrued interest receivable. As of September 30, 2026 and December 31, 2025, the accrued interest receivable for debt securities available for sale was $526 and $554, respectively.
4.    Loans Held For Sale
Loans held for sale, at the lower of cost or fair value, consist of the following as of the dates indicated:

	September 30, 2026	December 31, 2025
One-to-four family	$532	$304
SBA	40,105	35,567
HELOCs	56,680	162,817
Total loans held for sale, at the lower of cost or fair value	$97,317	$198,688
The carrying balance of loans held for sale, at fair value, was $4,172 and $7,005 at September 30, 2026 and December 31, 2025, respectively, while the amortized cost of these loans was $4,207 and $6,896, respectively, at the same dates.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
5.    Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated(1):

	September 30, 2026	December 31, 2025
Commercial real estate
Construction and land development	$336,851	$277,028
Commercial real estate – owner occupied	554,160	562,049
Commercial real estate – non-owner occupied	826,745	832,502
Multifamily	137,122	110,912
Total commercial real estate	1,854,878	1,782,491
Commercial
Commercial and industrial	418,045	378,686
Equipment finance	237,065	311,356
Municipal leases	162,410	166,396
Total commercial	817,520	856,438
Residential real estate
Construction and land development	50,206	45,617
One-to-four family	623,822	633,511
HELOCs	255,991	217,310
Total residential real estate	930,019	896,438
Consumer	25,909	42,787
Total loans, net of deferred loan fees and costs	3,628,326	3,578,154
Allowance for credit losses – loans	(39,501)	(41,479)
Loans, net	$3,588,825	$3,536,675
(1)    September 30, 2026 and December 31, 2025 accrued interest receivable of $12,664 and $15,305 was accounted for separately from the amortized cost basis.
All qualifying one-to-four family loans, HELOCs, commercial real estate loans and FHLB of Atlanta stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.
Loans are made to the Company's executive officers, directors and their associates during the ordinary course of business. The aggregate amount of loans to related parties totaled $0 at both September 30, 2026 and December 31, 2025. In relation to these loans are unfunded commitments that totaled approximately $3 at both September 30, 2026 and December 31, 2025.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate and consumer loans by origination year as of September 30, 2026. Also included in the table detailing loan balances are gross charge-offs for the nine months ended September 30, 2026:

	Term Loans By Origination Fiscal Year
September 30, 2026	2026	2025	2024	2023-S(1)	2023	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$124,189	$122,566	$35,872	$14,123	$4,710	$17,321	$16,265	$335,046
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,805	—	1,805
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$124,189	$122,566	$35,872	$14,123	$4,710	$19,126	$16,265	$336,851

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate – owner occupied
Risk rating
Pass	$54,613	$97,201	$48,403	$33,847	$52,416	$227,559	$9,693	$523,732
Special mention	—	—	—	—	1,359	3,296	—	4,655
Substandard	159	849	295	3,187	755	18,737	—	23,982
Doubtful	—	—	—	—	1,772	14	—	1,786
Loss	—	—	—	—	—	5	—	5
Total commercial real estate – owner occupied	$54,772	$98,050	$48,698	$37,034	$56,302	$249,611	$9,693	$554,160

Current period gross charge-offs	$—	$—	$—	$—	$125	$15	$—	$140

Commercial real estate – non-owner occupied
Risk rating
Pass	$146,128	$70,596	$47,603	$10,299	$83,478	$441,189	$13,584	$812,877
Special mention	—	—	—	—	752	5,911	—	6,663
Substandard	—	—	—	—	2,121	4,772	—	6,893
Doubtful	—	—	—	—	—	312	—	312
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – non-owner occupied	$146,128	$70,596	$47,603	$10,299	$86,351	$452,184	$13,584	$826,745

Current period gross charge-offs	$—	$—	$—	$—	$—	$654	$—	$654

Multifamily
Risk rating
Pass	$20,130	$11,187	$25,711	$5,555	$4,410	$69,396	$324	$136,713
Special mention	—	—	—	—	—	230	—	230
Substandard	—	—	—	—	—	179	—	179
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	$20,130	$11,187	$25,711	$5,555	$4,410	$69,805	$324	$137,122

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate
Risk rating
Pass	$345,060	$301,550	$157,589	$63,824	$145,014	$755,465	$39,866	$1,808,368
Special mention	—	—	—	—	2,111	9,437	—	11,548
Substandard	159	849	295	3,187	2,876	25,493	—	32,859
Doubtful	—	—	—	—	1,772	326	—	2,098
Loss	—	—	—	—	—	5	—	5
Total commercial real estate	$345,219	$302,399	$157,884	$67,011	$151,773	$790,726	$39,866	$1,854,878

Total current period gross charge-offs	$—	$—	$—	$—	$125	$669	$—	$794
(1)As previously announced, on July 24, 2023, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31. "2023-S" represents the six-month transition period ended December 31, 2023. All subsequent periods are based on a calendar year end.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
September 30, 2026	2026	2025	2024	2023-S(1)	2023	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$51,605	$110,556	$63,855	$26,607	$20,230	$28,280	$81,448	$382,581
Special mention	—	389	493	—	517	2,663	8,629	12,691
Substandard	—	976	3,627	2,822	550	11,437	816	20,228
Doubtful	253	—	506	—	—	1,786	—	2,545
Loss	—	—	—	—	—	—	—	—
Total commercial and industrial	$51,858	$111,921	$68,481	$29,429	$21,297	$44,166	$90,893	$418,045

Current period gross charge-offs	$—	$—	$588	$—	$250	$498	$25	$1,361

Equipment finance
Risk rating
Pass	$26,538	$49,586	$55,455	$29,036	$45,435	$19,607	$—	$225,657
Special mention	—	631	883	356	1,501	350	—	3,721
Substandard	—	1,765	1,065	896	1,847	891	—	6,464
Doubtful	—	527	157	265	249	25	—	1,223
Loss	—	—	—	—	—	—	—	—
Total equipment finance	$26,538	$52,509	$57,560	$30,553	$49,032	$20,873	$—	$237,065

Current period gross charge-offs	$—	$785	$249	$158	$871	$1,348	$—	$3,411

Municipal leases
Risk rating
Pass	$19,004	$19,512	$28,265	$13,343	$15,104	$67,182	$—	$162,410
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$19,004	$19,512	$28,265	$13,343	$15,104	$67,182	$—	$162,410

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial
Risk rating
Pass	$97,147	$179,654	$147,575	$68,986	$80,769	$115,069	$81,448	$770,648
Special mention	—	1,020	1,376	356	2,018	3,013	8,629	16,412
Substandard	—	2,741	4,692	3,718	2,397	12,328	816	26,692
Doubtful	253	527	663	265	249	1,811	—	3,768
Loss	—	—	—	—	—	—	—	—
Total commercial	$97,400	$183,942	$154,306	$73,325	$85,433	$132,221	$90,893	$817,520

Total current period gross charge-offs	$—	$785	$837	$158	$1,121	$1,846	$25	$4,772

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
September 30, 2026	2026	2025	2024	2023-S(1)	2023	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$18,673	$22,031	$2,128	$268	$2,502	$4,604	$—	$50,206
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$18,673	$22,031	$2,128	$268	$2,502	$4,604	$—	$50,206

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One-to-four family
Risk rating
Pass	$43,247	$52,941	$30,957	$18,060	$138,503	$321,900	$7,731	$613,339
Special mention	—	—	—	—	—	260	—	260
Substandard	—	409	1,690	1,399	1,549	4,941	—	9,988
Doubtful	—	—	225	—	—	10	—	235
Loss	—	—	—	—	—	—	—	—
Total one-to-four family	$43,247	$53,350	$32,872	$19,459	$140,052	$327,111	$7,731	$623,822

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

HELOCs
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$244,974	$244,974
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10,966	10,966
Doubtful	—	—	—	—	—	—	51	51
Loss	—	—	—	—	—	—	—	—
Total HELOCs	$—	$—	$—	$—	$—	$—	$255,991	$255,991

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$67	$67

Total residential real estate
Risk rating
Pass	$61,920	$74,972	$33,085	$18,328	$141,005	$326,504	$252,705	$908,519
Special mention	—	—	—	—	—	260	—	260
Substandard	—	409	1,690	1,399	1,549	4,941	10,966	20,954
Doubtful	—	—	225	—	—	10	51	286
Loss	—	—	—	—	—	—	—	—
Total residential real estate	$61,920	$75,381	$35,000	$19,727	$142,554	$331,715	$263,722	$930,019

Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$67	$67

	Term Loans By Origination Fiscal Year
September 30, 2026	2026	2025	2024	2023-S(1)	2023	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$1,159	$653	$1,707	$7,082	$11,177	$2,992	$288	$25,058
Special mention	—	—	—	—	—	—	—	—
Substandard	—	16	54	259	388	126	8	851
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer	$1,159	$669	$1,761	$7,341	$11,565	$3,118	$296	$25,909

Total current period gross charge-offs	$—	$6	$12	$128	$279	$99	$21	$545

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present aging analyses of past due loans (including nonaccrual loans) by segment and class as of the dates indicated.

	Past Due				Total Loans
	30-89 Days	90 Days+	Total(1)	Current
September 30, 2026
Commercial real estate
Construction and land development	$331	$472	$803	$336,048	$336,851
Commercial real estate – owner occupied	6,899	6,197	13,096	541,064	554,160
Commercial real estate – non-owner occupied	—	2,856	2,856	823,889	826,745
Multifamily	—	—	—	137,122	137,122
Total commercial real estate	7,230	9,525	16,755	1,838,123	1,854,878
Commercial
Commercial and industrial	4,208	7,778	11,986	406,059	418,045
Equipment finance	4,756	3,463	8,219	228,846	237,065
Municipal leases	487	—	487	161,923	162,410
Total commercial	9,451	11,241	20,692	796,828	817,520
Residential real estate
Construction and land development	—	—	—	50,206	50,206
One-to-four family	5,833	3,409	9,242	614,580	623,822
HELOCs	4,008	6,028	10,036	245,955	255,991
Total residential real estate	9,841	9,437	19,278	910,741	930,019
Consumer	1,126	154	1,280	24,629	25,909
Total loans	$27,648	$30,357	$58,005	$3,570,321	$3,628,326

	Past Due(2)				Total Loans
	30-89 Days	90 Days+	Total(1)	Current
December 31, 2025
Commercial real estate
Construction and land development	$—	$381	$381	$276,647	$277,028
Commercial real estate – owner occupied	7,434	4,352	11,786	550,263	562,049
Commercial real estate – non-owner occupied	1,479	5,422	6,901	825,601	832,502
Multifamily	—	—	—	110,912	110,912
Total commercial real estate	8,913	10,155	19,068	1,763,423	1,782,491
Commercial
Commercial and industrial	1,625	8,306	9,931	368,755	378,686
Equipment finance	8,185	5,501	13,686	297,670	311,356
Municipal leases	—	—	—	166,396	166,396
Total commercial	9,810	13,807	23,617	832,821	856,438
Residential real estate
Construction and land development	699	—	699	44,918	45,617
One-to-four family	25,822	2,774	28,596	604,915	633,511
HELOCs	3,211	5,393	8,604	208,706	217,310
Total residential real estate	29,732	8,167	37,899	858,539	896,438
Consumer	1,441	361	1,802	40,985	42,787
Total loans	$49,896	$32,490	$82,386	$3,495,768	$3,578,154
(1)Of the past due totals presented above, $14,444 and $14,307 of these balances were fully guaranteed by the SBA as of September 30, 2026 and December 31, 2025, respectively.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the nine months ended September 30, 2026.

	September 30, 2026(1)	December 31, 2025(1)	90 Days+ & Still Accruing as of September 30, 2026	Nonaccrual with No ACL as of September 30, 2026	Interest Income Recognized
Commercial real estate
Construction and land development	$1,805	$381	$—	$—	$19
Commercial real estate – owner occupied	21,236	10,467	—	12,554	404
Commercial real estate – non-owner occupied	7,206	6,566	—	3,510	374
Multifamily	—	—	—	—	13
Total commercial real estate	30,247	17,414	—	16,064	810
Commercial
Commercial and industrial	16,149	9,786	—	7,349	269
Equipment finance	5,238	6,690	—	—	274
Municipal leases	—	—	—	—	—
Total commercial	21,387	16,476	—	7,349	543
Residential real estate
Construction and land development	—	—	—	—	—
One-to-four family	5,629	2,961	—	—	164
HELOCs	8,160	6,523	—	—	301
Total residential real estate	13,789	9,484	—	—	465
Consumer	388	402	—	—	35
Total loans	$65,811	$43,776	$—	$23,413	$1,853
(1)Of the nonaccrual totals presented above, $22,665 and $14,885 of these balances were fully guaranteed by the SBA as of September 30, 2026 and December 31, 2025, respectively.
The following tables present analyses of the ACL on loans by segment for the periods indicated below. In addition to the provision (benefit) for credit losses on loans presented below, a provision of $15 and benefit of $660 for off-balance sheet credit exposures were recorded for the three and nine months ended September 30, 2026, respectively. Provisions of $260 and $918 for off-balance sheet credit exposures were recorded for the three and nine months ended September 30, 2025, respectively.

	Three Months Ended September 30, 2026
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$19,831	$11,108	$8,473	$377	$39,789
Provision (benefit) for credit losses	(25)	639	232	(56)	790
Charge-offs	(125)	(1,266)	(67)	(66)	(1,524)
Recoveries	14	345	25	62	446
Net charge-offs	(111)	(921)	(42)	(4)	(1,078)
Balance at end of period	$19,695	$10,826	$8,663	$317	$39,501

	Three Months Ended September 30, 2025
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$19,045	$15,569	$8,722	$803	$44,139
Provision (benefit) for credit losses	(56)	2,370	(284)	(275)	1,755
Charge-offs	(90)	(2,842)	(1)	(153)	(3,086)
Recoveries	—	138	91	49	278
Net (charge-offs) recoveries	(90)	(2,704)	90	(104)	(2,808)
Balance at end of period	$18,899	$15,235	$8,528	$424	$43,086

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2026
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$19,298	$13,331	$8,492	$358	$41,479
Provision for credit losses	1,137	1,298	29	291	2,755
Charge-offs	(794)	(4,772)	(67)	(545)	(6,178)
Recoveries	54	969	209	213	1,445
Net (charge-offs) recoveries	(740)	(3,803)	142	(332)	(4,733)
Balance at end of period	$19,695	$10,826	$8,663	$317	$39,501

	Nine Months Ended September 30, 2025
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$19,284	$15,267	$9,664	$1,070	$45,285
Provision (benefit) for credit losses	(333)	5,645	(1,057)	(315)	3,940
Charge-offs	(90)	(6,228)	(189)	(519)	(7,026)
Recoveries	38	551	110	188	887
Net charge-offs	(52)	(5,677)	(79)	(331)	(6,139)
Balance at end of period	$18,899	$15,235	$8,528	$424	$43,086
A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of the collateral. The following tables provide a breakdown between loans identified as CDAs and non-CDAs, by segment and class, as well as collateral coverage for those loans at the dates indicated below:

	Type and Extent of Collateral Securing CDAs				Non-CDAs
September 30, 2026	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$336,851	$336,851
Commercial real estate – owner occupied	—	—	12,955	—	541,205	554,160
Commercial real estate – non-owner occupied	—	—	3,510	—	823,235	826,745
Multifamily	—	—	—	—	137,122	137,122
Total commercial real estate	—	—	16,465	—	1,838,413	1,854,878
Commercial
Commercial and industrial	—	—	—	5,427	412,618	418,045
Equipment finance	—	—	—	—	237,065	237,065
Municipal leases	—	—	—	—	162,410	162,410
Total commercial	—	—	—	5,427	812,093	817,520
Residential real estate
Construction and land development	—	—	—	—	50,206	50,206
One-to-four family	—	—	—	—	623,822	623,822
HELOCs	—	—	—	—	255,991	255,991
Total residential real estate	—	—	—	—	930,019	930,019
Consumer	—	—	—	—	25,909	25,909
Total	$—	$—	$16,465	$5,427	$3,606,434	$3,628,326
Total collateral value	$—	$—	$16,163	$3,474

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Type and Extent of Collateral Securing CDAs				Non-CDAs
December 31, 2025	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$277,028	$277,028
Commercial real estate – owner occupied	—	—	3,532	—	558,517	562,049
Commercial real estate – non-owner occupied	—	—	4,699	—	827,803	832,502
Multifamily	—	—	—	—	110,912	110,912
Total commercial real estate	—	—	8,231	—	1,774,260	1,782,491
Commercial
Commercial and industrial	—	—	—	—	378,686	378,686
Equipment finance	—	—	—	2,087	309,269	311,356
Municipal leases	—	—	—	—	166,396	166,396
Total commercial	—	—	—	2,087	854,351	856,438
Residential real estate
Construction and land development	—	—	—	—	45,617	45,617
One-to-four family	—	—	—	—	633,511	633,511
HELOCs	—	—	—	—	217,310	217,310
Total residential real estate	—	—	—	—	896,438	896,438
Consumer	—	—	—	—	42,787	42,787
Total	$—	$—	$8,231	$2,087	$3,567,836	$3,578,154
Total collateral value	$—	$—	$9,605	$1,299
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
The following tables present the amortized cost basis of loans at September 30, 2026 and 2025, that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2026 and 2025, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented.

	Three Months Ended September 30, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – owner occupied	$—	$13,254	$—	$—	$—	$652	2.51%
Commercial real estate – non-owner occupied	—	—	—	3,273	—	—	0.40
Commercial loans
Commercial and industrial	—	6,882	—	—	—	—	1.65
Total	$—	$20,136	$—	$3,273	$—	$652	0.66%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Three Months Ended September 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – owner occupied	$—	$293	$—	$—	$—	$—	0.05%
Commercial loans
Commercial and industrial	—	453	824	—	—	—	0.32
Total	$—	$746	$824	$—	$—	$—	0.04%

	Nine Months Ended September 30, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – owner occupied	$—	$14,034	$—	$2,818	$—	$652	3.16%
Commercial real estate – non-owner occupied	—	1,700	—	3,273	—	—	0.60
Commercial loans
Commercial and industrial	—	10,090	210	—	—	1,624	2.85
Total	$—	$25,824	$210	$6,091	$—	$2,276	0.95%

	Nine Months Ended September 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – owner occupied	$—	$1,067	$—	$—	$—	$—	0.20%
Commercial real estate – non-owner occupied	—	755	350	—	—	—	0.13
Commercial loans
Commercial and industrial	—	3,308	1,243	115	—	—	1.17
Residential real estate loans
One-to-four family	—	—	50	—	—	—	0.01
Total	$—	$5,130	$1,643	$115	$—	$—	0.19%
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods indicated below:

	Three Months Ended September 30, 2026
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial real estate
Commercial real estate – owner occupied	$—	3.3%	5.0
Commercial real estate – non-owner occupied	—	3.1	—
Total	$—	3.1%	5.0

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Three Months Ended September 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial loans
Commercial and industrial	$—	—%	10.0

	Nine Months Ended September 30, 2026
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial real estate
Commercial real estate – owner occupied	$—	2.9%	5.0
Commercial real estate – non-owner occupied	—	3.1	—
Commercial loans
Commercial and industrial	—	4.6	5.2
Total	$—	3.3%	5.1

	Nine Months Ended September 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial real estate
Commercial real estate – non-owner occupied	$—	—%	5.5
Commercial loans
Commercial and industrial	—	7.0	10.0
Residential real estate loans
One-to-four family	—	—	10.6
Total	$—	7.0%	9.3
The following tables present loans that had a payment default during the periods indicated that had previously been modified within the prior twelve months. For purposes of these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms.

	Three Months Ended September 30, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial real estate
Commercial real estate – owner occupied	$—	$—	$—	$1,485
Commercial loans
Commercial and industrial	72	549	—	239
Total	$72	$549	$—	$1,724

	Three Months Ended September 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial loans
Commercial and industrial	$—	$1,928	$—	$—
Residential real estate loans
One-to-four family	—	—	50	—
Total	$—	$1,928	$50	$—

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial real estate
Commercial real estate – owner occupied	$—	$294	$—	$1,485
Commercial loans
Commercial and industrial	72	3,185	824	239
Total	$72	$3,479	$824	$1,724

	Nine Months Ended September 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial real estate
Commercial real estate – owner occupied	$—	$675	$—	$161
Commercial loans
Commercial and industrial	—	1,928	132	—
Equipment finance	—	—	—	115
Residential real estate loans
One-to-four family	—	—	50	—
Total	$—	$2,603	$182	$276
Off-Balance Sheet Credit Exposure
The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At September 30, 2026 and December 31, 2025, the ACL on off-balance sheet credit exposures included in other liabilities was $3,485 and $4,145, respectively.
6.    Deposits
Deposit accounts at the dates indicated consist of the following:

	September 30, 2026	December 31, 2025
Noninterest-bearing accounts	$773,502	$707,748
NOW accounts	550,907	546,387
Money market accounts	1,381,671	1,374,635
Savings accounts	161,826	171,455
Certificates of deposit	715,703	909,772
Total	$3,583,609	$3,709,997
Deposits received from executive officers, directors and their associates totaled approximately $1,612 and $1,105 at September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026, scheduled maturities of certificates of deposit were as follows:

Remainder of 2026	$372,096
2027	336,635
2028	4,644
2029	825
2030	980
Thereafter	523
Total	$715,703
Certificates of deposit with balances of $250 or greater totaled $159,345 and $198,473 at September 30, 2026 and December 31, 2025, respectively. Generally, deposit amounts in excess of $250 are not federally insured.

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
Other Borrowings
Borrowings, outside of junior subordinated debt, consisted of the following at the dates indicated:

	September 30, 2026		December 31, 2025
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances (short-term)	$50,000	4.13%	$—	—%
FRB advances (short-term)	164,000	4.00	165,000	3.75
Total other borrowings	$214,000	4.03%	$165,000	3.75%
All qualifying one-to-four family loans, HELOCs, commercial real estate loans, multifamily loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction loans, indirect auto loans, and equipment and municipal leases are pledged as collateral to secure outstanding FRB advances. At September 30, 2026 and December 31, 2025, the Company had the ability to borrow $338,146 and $355,296, respectively, through additional FHLB advances and $480 and $66,347, respectively, through the unused portion of a line of credit with the FRB.
At September 30, 2026 and December 31, 2025, the Company maintained revolving lines of credit with four unaffiliated banks which totaled $135,000 and $165,000, respectively. At both dates, the aggregate outstanding balance on the revolving lines of credit was $0.
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

	September 30, 2026	December 31, 2025
ROU assets	$6,722	$7,634
Lease liabilities	$7,950	$9,047
Weighted-average remaining lease terms (years)	7.3	7.5
Weighted-average discount rate	3.68%	3.64%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at September 30, 2026:

Remainder of 2026	$484
2027	1,947
2028	1,755
2029	976
2030	878
Thereafter	3,096
Total undiscounted minimum lease payments	9,136
Less: amount representing interest	(1,186)
Total lease liability	$7,950

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents components of operating lease expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost (included in occupancy expense, net)	$399	$399	$1,199	$1,192
Variable lease cost (included in occupancy expense, net)	—	—	1	2
Sublease income (included in other noninterest income)	(51)	(47)	(159)	(136)
Total operating lease expense, net	$348	$352	$1,041	$1,058
The following table presents supplemental operating lease cash flow information for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
ROU assets - noncash additions	$—	$776
Cash paid for amounts included in the measurement of lease liabilities	1,203	1,143
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
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from one to seven years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $18,270 and $25,415 with a residual value of $9,697 and $13,167 as of September 30, 2026 and December 31, 2025, respectively.
The following schedule summarizes, as of September 30, 2026, aggregate future minimum lease payments to be received:

Remainder of 2026	$1,201
2027	3,644
2028	3,334
2029	2,793
2030	1,265
Thereafter	77
Total of future minimum payments	$12,314
As Lessor - Financing Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment of the loan portfolio. For the three months ended September 30, 2026 and 2025, interest income on equipment finance leases totaled $1,403 and $1,377, respectively. For the nine months ended September 30, 2026 and 2025, interest income on equipment finance leases totaled $4,384 and $3,879, respectively.
The lease receivable component of finance lease net investment included within the equipment finance class of financing receivables was $73,317 and $82,305 at September 30, 2026 and December 31, 2025, respectively.
The following schedule summarizes, as of September 30, 2026, aggregate future minimum finance lease payments to be received:

Remainder of 2026	$7,136
2027	26,932
2028	20,343
2029	14,822
2030	9,209
Thereafter	6,482
Total undiscounted minimum lease payments	84,924
Less: amount representing interest	(11,607)
Total lease receivable	$73,317
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
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Share-based compensation expense	$835	$593	$2,315	$1,579
Tax benefit	192	140	532	373
The table below presents stock option activity and related information for the periods indicated below:

	Options	Weighted-Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2024	413,637	$26.02	3.8	$3,169
Exercised	(33,900)	24.94
Forfeited	(1,400)	26.72
Options outstanding at September 30, 2025	378,337	$26.11	3.0	$5,610
Exercisable at September 30, 2025	352,957	$25.95	2.7	$5,291
Non-vested at September 30, 2025	25,380	$28.37	6.1	$319

Options outstanding at December 31, 2025	354,797	$26.19	2.8	$5,945
Exercised	(138,840)	25.59
Forfeited	(290)	31.35
Expired	(3,700)	26.94	—	—
Options outstanding at September 30, 2026	211,967	$26.55	2.4	$4,074
Exercisable at September 30, 2026	202,967	$26.38	2.3	$3,935
Non-vested at September 30, 2026	9,000	$30.33	5.4	$139
There were no options granted during the nine months ended September 30, 2026 or 2025.
At September 30, 2026, the Company had $28 of unrecognized compensation expense related to 9,000 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 0.4 years at September 30, 2026. At September 30, 2025, the Company had $125 of unrecognized compensation expense related to 25,380 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 0.7 years at September 30, 2025.
The table below presents restricted stock award activity and related information:

	Restricted Stock Awards(1)	Performance-Based Restricted Stock Units(2)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2024	138,582	30,001	$27.15	$5,678
Granted	60,329	15,444	37.40
Vested	(50,326)	(9,996)	27.24
Forfeited	(3,621)	(4,108)	27.19
Non-vested at September 30, 2025	144,964	31,341	$31.52	$7,128

Non-vested at December 31, 2025	144,964	31,341	$31.52	$7,571
Granted	61,047	26,034	44.21
Vested	(49,745)	—	30.98
Forfeited	(3,538)	—	34.52
Non-vested at September 30, 2026	152,728	57,375	$36.86	$9,616
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
At September 30, 2026, unrecognized compensation expense was $5,592 related to 210,103 shares of restricted stock. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.5 years at September 30, 2026. At September 30, 2025, unrecognized compensation expense was $4,341 related to 176,305 shares of restricted stock. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.7 years at September 30, 2025.
10.    Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income	$17,965	$16,491	$50,367	$48,240
Allocation of earnings to participating securities	(234)	(169)	(642)	(495)
Numerator for basic and diluted EPS - net income available to common stockholders	$17,731	$16,322	$49,725	$47,745
Denominator
Weighted-average common shares outstanding - basic	15,902,548	16,998,549	16,262,982	17,005,206
Dilutive effect of assumed exercise of stock options	96,654	131,481	115,640	112,399
Weighted-average common shares outstanding - diluted	15,999,202	17,130,030	16,378,622	17,117,605
Net income per share - basic	$1.11	$0.96	$3.06	$2.81
Net income per share - diluted	$1.11	$0.95	$3.04	$2.79
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were no stock options that were anti-dilutive as of September 30, 2026 or 2025.
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
The table below presents details of loan commitments outstanding as of the dates indicated:

	September 30, 2026	December 31, 2025
Variable rate commitments	$67,948	$87,259
Fixed rate commitments(1)	35,306	34,716
Total loan commitments	$103,254	$121,975
Range of fixed interest rates	4.09% - 9.75%	4.12% - 9.75%

Undisbursed portions of construction loans	$228,451	$225,617
Pre-approved but unused lines of credit(2)	$884,671	$831,298
(1)Fixed rate commitments had terms ranging from three to 30 years as of each date presented.
(2)Principally second mortgage home equity loans and overdraft protection loans.
The commitments presented in the above table represent the Company’s exposure to credit risk and, in the opinion of management, have no more than the normal lending risk that the Company commits to its borrowers.
The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments such as TBAs, mandatory delivery commitments with investors, or best efforts forward sale commitments with investors. The fair value of these interest rate lock commitments was not material at September 30, 2026 or December 31, 2025.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
Equity Investment Commitments – The Company invests in a variety of equity investments. For investments where the Company's original commitment amount has not been funded in full, the table below summarizes the Company's outstanding commitments:

	September 30, 2026		December 31, 2025
	Original Commitment	Remaining Commitments	Original Commitment	Remaining Commitments
Fintech	$2,500	$1,750	$—	$—
Low income housing	4,500	386	4,500	483
SBIC	19,000	8,273	19,000	9,983
Solar tax equity	10,000	2,519	10,000	2,519
Total	$36,000	$12,928	$33,500	$12,985
Although the remaining capital contributions may or may not be called in the future, under the terms of the associated agreements, the Company's exposure will not extend beyond the amount of the original commitments. The disclosure does not include equity investments where either the Company's capital commitments have been fully funded or the investment is winding down.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of September 30, 2026 and December 31, 2025 were $51,461 and $55,491, respectively. There was no liability recorded for these letters of credit at September 30, 2026 or December 31, 2025.
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description of valuation methodologies used for assets recorded at fair value. As of September 30, 2026 and December 31, 2025, the Company did not have any liabilities recorded at fair value.
The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 20 of the 2025 Form 10-K.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
Financial Assets Recorded at Fair Value
The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
MBS, residential	$134,919	$—	$134,919	$—
Municipal bonds	1,400	—	1,400	—
Corporate bonds	2,339	—	2,339	—
Total debt securities available for sale	$138,658	$—	$138,658	$—

Loans held for sale	$4,172	$—	$4,172	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
MBS, residential	$136,082	$—	$136,082	$—
Municipal bonds	1,826	—	1,826	—
Corporate bonds	4,632	—	4,632	—
Total debt securities available for sale	$142,540	$—	$142,540	$—

Loans held for sale	$7,005	$—	$7,005	$—
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
There were no transfers between levels during the nine months ended September 30, 2026 or 2025.
The following table presents financial assets measured at fair value on a non-recurring basis at the date indicated:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate – non-owner occupied	$3,555	$—	$—	$3,555
Commercial loans
Equipment finance	1,809	—	—	1,809
Total	$5,364	$—	$—	$5,364
No financial assets were measured at fair value on a non-recurring basis as of September 30, 2026.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The stated carrying value and estimated fair value amounts of financial instruments as of September 30, 2026 and December 31, 2025, are summarized below:

	September 30, 2026
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$246,466	$246,466	$246,466	$—	$—
Certificates of deposit in other banks	8,697	8,697	—	8,697	—
Debt securities available for sale, at fair value	138,658	138,658	—	138,658	—
Loans held for sale, at fair value	4,172	4,172	—	4,172	—
Loans held for sale, at the lower of cost or fair value	97,317	99,719	—	—	99,719
Loans, net	3,588,825	3,531,363	—	—	3,531,363
Accrued interest receivable	13,438	13,438	—	774	12,664
Liabilities
Noninterest-bearing and NOW deposits	1,324,409	1,324,409	—	1,324,409	—
Money market accounts	1,381,671	1,381,671	—	1,381,671	—
Savings accounts	161,826	161,826	—	161,826	—
Certificates of deposit	715,703	713,409	—	713,409	—
Borrowings	214,000	213,913	—	213,913	—
Accrued interest payable	2,122	2,122	—	2,122	—

	December 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$324,692	$324,692	$324,692	$—	$—
Certificates of deposit in other banks	18,841	18,841	—	18,841	—
Debt securities available for sale, at fair value	142,540	142,540	—	142,540	—
Loans held for sale, at fair value	7,005	7,005	—	7,005	—
Loans held for sale, at the lower of cost or fair value	198,688	201,377	—	—	201,377
Loans, net	3,536,675	3,521,272	—	—	3,521,272
Accrued interest receivable	15,973	15,973	—	668	15,305
Liabilities
Noninterest-bearing and NOW deposits	1,254,135	1,254,135	—	1,254,135	—
Money market accounts	1,374,635	1,374,635	—	1,374,635	—
Savings accounts	171,455	171,455	—	171,455	—
Certificates of deposit	909,772	909,101	—	909,101	—
Junior subordinated debt	10,220	10,152	—	10,152	—
Borrowings	165,000	165,003	—	165,003	—
Accrued interest payable	5,605	5,605	—	5,605	—
The Company had off-balance sheet financial commitments, which included approximately $1,267,837 and $1,234,381 of commitments to originate loans, undisbursed portions of construction loans, unused lines of credit and standby letters of credit at September 30, 2026 and December 31, 2025, respectively (see "Note 11 – Commitments and Contingencies"). Since these commitments are based on current rates, the carrying amount approximates the fair value.

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
•expected revenues, cost savings, synergies and other benefits from our merger and acquisition activities, including our proposed acquisition of Blue Ridge Bankshares, Inc. ("Blue Ridge"), might not be realized to the extent anticipated, within the anticipated time frames, or at all, costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected, and goodwill impairment charges might be incurred;
•specific to our proposed acquisition of Blue Ridge:
•the timing and completion of the merger is dependent on the satisfaction of customary closing conditions, and various other factors that cannot be predicted with precision at this point;
•the occurrence of any event, change or other circumstances that could give rise to the right of HomeTrust, Blue Ridge or both to terminate the merger agreement;
•completion of the merger is subject to bank regulatory approvals and such approvals may not be obtained in a timely manner or at all or may be subject to conditions which may cause additional significant expense or delay the consummation of the merger;
•potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the merger;
•the diversion of attention and time by the respective management teams of HomeTrust and Blue Ridge from ongoing business operations and opportunities on merger-related matters;
•the outcome of any legal proceedings related to the merger which may be instituted against HomeTrust or Blue Ridge;
•unanticipated challenges or delays in the integration of Blue Ridge’s business into HomeTrust’s business and/or the conversion of Blue Ridge’s operating systems and customer data onto HomeTrust’s may significantly increase the expense associated with the merger; and
•other factors that may affect future results of Blue Ridge and HomeTrust.
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
Proposed Merger with Blue Ridge Bankshares, Inc.
On August 16, 2026, the Company, Blue Ridge Bankshares, Inc., a Virginia corporation ("Blue Ridge"), and Kinloch Merger Sub, Inc., a Virginia corporation and wholly owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “merger agreement”). Pursuant to the terms and conditions set forth in the merger agreement, Merger Sub will merge with and into Blue Ridge (the “merger”), with Blue Ridge continuing as the surviving corporation, and immediately following the merger, Blue Ridge will merge with and into the Company (the “second step merger”), with the Company continuing as the surviving corporation.
Immediately following the second step merger, Blue Ridge Bank, National Association, the wholly owned bank subsidiary of Blue Ridge, will merge with and into HomeTrust Bank, the wholly owned bank subsidiary of the Company, with HomeTrust Bank as the surviving bank.
Subject to the terms and conditions of the merger agreement, at the effective time of the merger (“effective time”), each share of Blue Ridge common stock issued and outstanding immediately prior to the effective time, subject to limited exceptions, will be converted into the right to receive 0.086 of a share of Company common stock, plus cash in lieu of any fractional shares.
The transaction has been approved by the boards of directors of both companies, and all required regulatory applications have been filed. The transaction is expected to close early in the first quarter of 2027, subject to all regulatory and shareholder approvals and the satisfaction of customary closing conditions.
The total value of the transaction will fluctuate based on the Company's stock price prior to closing. Upon completion of the transaction, Blue Ridge shareholders are expected to own approximately 35% of the Company. The combined company will continue to trade on the NYSE under the ticker symbol "HTB."

Overview
For the quarter ended September 30, 2026 compared to the quarter ended June 30, 2026:
•net income was $18.0 million compared to $15.6 million;
•diluted EPS were $1.11 compared to $0.94;
•annualized ROA was 1.65% compared to 1.46%;
•annualized ROE was 12.06% compared to 10.44%;
•net interest margin was 4.46% compared to 4.41%;
•provision for credit losses was $805,000 compared to $920,000;
•gain on the sale of fixed assets was $21,000 compared to $1.1 million;
•loss on the redemption of junior subordinated debt securities was $0 compared to $1.1 million;
•merger-related expense was $904,000 compared to $0;
•utilization of purchased renewable energy income tax credits resulted in a $1.9 million federal income tax benefit compared to $0;
•quarterly cash dividends continued at $0.15 per share totaling $2.4 million for each period; and
•923,897 shares of Company common stock were repurchased during the current quarter at an average price of $48.03 compared to 153,606 shares repurchased at an average price of $46.31 in the prior quarter.
For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025:
•net income was $50.4 million compared to $48.2 million;
•diluted EPS were $3.04 compared to $2.79;
•annualized ROA was 1.55% compared to 1.46%;
•annualized ROE was 11.28% compared to 11.20%;
•net interest margin was 4.39% compared to 4.27%;
•provision for credit losses was $2.1 million compared to $4.9 million;
•gain on the sale of our two Knoxville, Tennessee branches was $0 compared to $1.4 million;
•merger-related expense was $904,000 compared to $0;
•utilization of purchased renewable energy income tax credits resulted in a $1.9 million federal income tax benefit compared to $0;
•cash dividends were $0.43 per share totaling $7.1 million compared to $0.36 per share totaling $6.2 million; and
•1,610,743 shares of Company common stock were repurchased at an average price of $46.15 compared to 93,212 shares of Company common stock repurchased at an average price of $35.41 in the same period last year.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Interest and dividend income	$62,889	$61,173	$185,559	$192,671
Interest expense	16,426	15,879	49,497	60,146
Net interest income	46,463	45,294	136,062	132,525
Provision for credit losses	805	920	2,095	4,858
Net interest income after provision for credit losses	45,658	44,374	133,967	127,667
Noninterest income	9,069	9,247	28,347	26,935
Noninterest expense	34,137	33,979	101,091	93,482
Income before income taxes	20,590	19,642	61,223	61,120
Income tax expense	2,625	4,012	10,856	12,880
Net income	$17,965	$15,630	$50,367	$48,240

Net income per common share(1)
Basic	$1.11	$0.95	$3.06	$2.81
Diluted	1.11	0.94	3.04	2.79
Cash dividends declared per common share	0.15	0.15	0.43	0.36
Book value per share at end of period	36.05	35.90	36.05	34.01
Tangible book value per share at end of period(2)	33.70	33.67	33.70	31.83
Market price per share at end of period	45.77	49.89	45.77	40.94
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
Set forth below is a reconciliation to US GAAP of tangible book value and tangible book value per share:

	As of
(Dollars in thousands, except per share data)	September 30, 2026	June 30, 2026	September 30, 2025
Total stockholders' equity	$570,134	$600,600	$595,833
Less: goodwill, core deposit intangibles, net of taxes	37,091	37,323	38,160
Tangible book value	$533,043	$563,277	$557,673
Common shares outstanding	15,816,210	16,727,821	17,520,425
Book value per share	$36.05	$35.90	$34.01
Tangible book value per share	$33.70	$33.67	$31.83
Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	As of
(Dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2025
Tangible equity(1)	$533,043	$563,277	$557,673
Total assets	4,421,757	4,440,278	4,592,137
Less: goodwill, core deposit intangibles, net of taxes	37,091	37,323	38,160
Total tangible assets	$4,384,666	$4,402,955	$4,553,977

Tangible equity to tangible assets	12.16%	12.79%	12.25%
(1)Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Comparison of Results of Operations for the Three Months Ended September 30, 2026 and June 30, 2026
Net Income. Net income totaled $18.0 million, or $1.11 per diluted share, for the three months ended September 30, 2026 compared to $15.6 million, or $0.94 per diluted share, for the three months ended June 30, 2026, an increase of $2.4 million, or 14.9%. The results for the three months ended September 30, 2026 compared to the three months ended June 30, 2026 were positively impacted by a $1.2 million increase in net interest income and a $1.4 million decrease in income tax expense as a result of the Company's utilization of purchased renewable energy income tax credits. Details of the changes in the various components of net income are further discussed below.
Net Interest Income. The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	September 30, 2026			June 30, 2026
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate
Assets
Interest-earning assets
Loans receivable(1)	$3,804,490	$59,330	6.19%	$3,770,898	$57,507	6.12%
Debt securities available for sale	144,381	1,701	4.67	152,647	1,667	4.38
Other interest-earning assets(2)	187,346	1,858	3.93	199,135	1,999	4.03
Total interest-earning assets	4,136,217	62,889	6.03	4,122,680	61,173	5.95
Other assets	177,503			175,077
Total assets	$4,313,720			$4,297,757
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$545,273	$1,109	0.81%	$556,610	$1,128	0.81%
Money market accounts	1,407,617	9,160	2.58	1,376,199	8,678	2.53
Savings accounts	164,285	28	0.07	170,067	28	0.07
Certificate accounts	727,258	6,010	3.28	712,224	5,744	3.23
Total interest-bearing deposits	2,844,433	16,307	2.27	2,815,100	15,578	2.22
Junior subordinated debt	—	—	—	8,449	151	7.17
Borrowings	12,346	119	3.82	15,978	150	3.77
Total interest-bearing liabilities	2,856,779	16,426	2.28	2,839,527	15,879	2.24
Noninterest-bearing deposits	812,327			806,566
Other liabilities	53,623			50,949
Total liabilities	3,722,729			3,697,042
Stockholders' equity	590,991			600,715
Total liabilities and stockholders' equity	$4,313,720			$4,297,757
Net earning assets	$1,279,438			$1,283,153
Average interest-earning assets to average interest-bearing liabilities	144.79%			145.19%
Non-tax-equivalent
Net interest income		$46,463			$45,294
Interest rate spread			3.75%			3.71%
Net interest margin(3)			4.46%			4.41%
Tax-equivalent(4)
Net interest income		$46,902			$45,752
Interest rate spread			3.79%			3.76%
Net interest margin(3)			4.50%			4.45%
(1)Average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments and deposits in other banks.
(3)Net interest income divided by average interest-earning assets.
(4)Tax-equivalent results include adjustments to interest income of $439 and $458 for the three months ended September 30, 2026 and June 30, 2026, respectively, calculated based on a combined federal and state tax rate of 23%.
Total interest and dividend income for the three months ended September 30, 2026 increased $1.7 million, or 2.8%, when compared to the three months ended June 30, 2026. An increase of $1.0 million in accretion income was the primary driver of this change, in addition to the impact of an additional day in the current quarter.
Total interest expense for the three months ended September 30, 2026 increased $547,000, or 3.4%, when compared to the three months ended June 30, 2026. An increase of $729,000, or 4.7%, in deposit interest expense drove this change, the result of increases in both the average balances of and rates paid on money market and certificate accounts, partially offset by a decrease in interest expense associated with the redemption of junior subordinated debt securities during the prior quarter.
The following table shows the effects that changes in average balances (volume), including differences in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

	Increase / (Decrease) Due to		Total Increase/ (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets
Loans receivable	$1,157	$666	$1,823
Debt securities available for sale	(72)	106	34
Other interest-earning assets	(98)	(43)	(141)
Total interest-earning assets	987	729	1,716
Interest-bearing liabilities
Interest-bearing checking accounts	(11)	(8)	(19)
Money market accounts	298	184	482
Savings accounts	(1)	1	—
Certificate accounts	187	79	266
Junior subordinated debt	(151)	—	(151)
Borrowings	(33)	2	(31)
Total interest-bearing liabilities	289	258	547
Increase in net interest income			$1,169
Provision for Credit Losses. The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under the current expected credit losses model.
The following table presents a breakdown of the components of the provision for credit losses:

	Three Months Ended
(Dollars in thousands)	September 30, 2026	June 30, 2026	$ Change	% Change
Provision for credit losses
Loans	$790	$1,020	$(230)	(23)%
Off-balance sheet credit exposure	15	(100)	115	115
Total provision for credit losses	$805	$920	$(115)	(13)%
For the quarter ended September 30, 2026, the "loans" portion of the provision for credit losses was primarily the result of the following, offset by net charge-offs of $1.1 million during the quarter:
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
For the quarters ended September 30, 2026 and June 30, 2026, the amounts recorded for off-balance sheet credit exposure were the result of changes in the balance of loan commitments, loan mix, projected economic forecast and qualitative allocations as outlined above.

Noninterest Income. Noninterest income for the three months ended September 30, 2026 decreased $178,000, or 1.9%, when compared to the quarter ended June 30, 2026. Changes in the components of noninterest income are discussed below:

	Three Months Ended
(Dollars in thousands)	September 30, 2026	June 30, 2026	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$2,586	$2,627	$(41)	(2)%
Loan income and fees	1,178	501	677	135
Gain on sale of loans held for sale	1,592	1,874	(282)	(15)
BOLI income	925	893	32	4
Operating lease income	1,731	1,407	324	23
Gain on sale of premises and equipment	21	1,101	(1,080)	(98)
Other	1,036	844	192	23
Total noninterest income	$9,069	$9,247	$(178)	(2)%
•Loan income and fees: The increase was primarily the result of an increase of $771,000 in prepayment penalty fees, partially offset by a $61,000 decrease in other loan servicing fees.
•Gain on sale of loans held for sale: The decrease was primarily driven by a drop in the sales volume of the guaranteed portion of SBA commercial loans and residential mortgage loans originated for sale, partially offset by an increase in the sales volume of HELOC loans. There were $60.9 million of HELOCs originated for sale which were sold during the current quarter with gains of $329,000 compared to $17.2 million sold with gains of $93,000 in the prior quarter. There were $12.9 million in sales of the guaranteed portion of SBA commercial loans with gains of $925,000 during the current quarter compared to $15.3 million sold and gains of $1.3 million for the prior quarter. There were $26.5 million of residential mortgage loans sold for gains of $399,000 during the current quarter compared to $39.9 million sold with gains of $481,000 in the prior quarter. Lastly, our hedging of mandatory commitments on the residential mortgage loan pipeline resulted in a net loss of $61,000 for the current quarter compared to a net gain of $4,000 for the prior quarter.
•Operating lease income: The increase was the result of net gains of $274,000 upon contract termination versus net losses of $387,000 in the prior quarter, partially offset by a $337,000 decrease in contract earnings.
•Gain on sale of premises and equipment: In both periods presented, gains were recognized on the sale of excess real estate and other equipment.
Noninterest Expense. Noninterest expense for the three months ended September 30, 2026 increased $158,000, or 0.5%, when compared to the three months ended June 30, 2026. Changes in the components of noninterest expense are discussed below:

	Three Months Ended
(Dollars in thousands)	September 30, 2026	June 30, 2026	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$20,128	$20,169	$(41)	—%
Occupancy expense, net	2,551	2,417	134	6
Computer services	2,934	3,027	(93)	(3)
Operating lease depreciation expense	1,127	1,378	(251)	(18)
Telecom, postage and supplies	558	509	49	10
Marketing and advertising	837	584	253	43
Deposit insurance premiums	468	481	(13)	(3)
Core deposit intangible amortization	303	302	1	—
Merger-related expense	904	—	904	100
Loss on redemption of junior subordinated debt securities	—	1,079	(1,079)	(100)
Other	4,327	4,033	294	7
Total noninterest expense	$34,137	$33,979	$158	—%
•Operating lease depreciation expense: The decrease was due to a decline in the population of operating lease contracts (assets being depreciated) quarter-over-quarter.
•Marketing and advertising: The increase was associated with the launch of online deposit account opening.
•Merger-related expense: The current quarter includes costs incurred related to professional fees and due diligence performed associated with the Company's pending acquisition of Blue Ridge. No such costs were incurred in the prior quarter.
•Loss on redemption of junior subordinated debt securities: We previously established a fair value mark (discount) on the junior subordinated debt securities assumed through our merger with Quantum Capital Corp. and had been accreting the discount into interest expense. Associated with our redemption of the debt instruments last quarter, we wrote-off the remaining discount as an expense.
Income Taxes. The amount of income tax expense is influenced by the amount of pre-tax income, tax-exempt income, income tax credits, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits. The effective tax rates for the three months ended September 30, 2026 and June 30, 2026 were 12.7% and 20.4%, respectively, with the quarter-over-quarter decrease driven by the recognition of a $1.9 million benefit associated with the Company's utilization of purchased income tax credits.

Comparison of Results of Operations for the Nine Months Ended September 30, 2026 and September 30, 2025
Net Income. Net income totaled $50.4 million, or $3.04 per diluted share, for the nine months ended September 30, 2026 compared to $48.2 million, or $2.79 per diluted share, for the nine months ended September 30, 2025, an increase of $2.2 million, or 4.4%. The results for the nine months ended September 30, 2026 compared to the prior year were positively impacted by a $3.5 million increase in net interest income, a $2.8 million decrease in the provision for credit losses, and a $1.4 million increase in noninterest income, partially offset by a $7.6 million increase in noninterest expense. In addition, income tax expense declined by $2.0 million primarily as a result of the Company's utilization of purchased income tax credits. Details of the changes in the various components of net income are further discussed below.
Net Interest Income. The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended
	September 30, 2026			September 30, 2025
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate
Assets
Interest-earning assets
Loans receivable(1)	$3,789,833	$174,562	6.16%	$3,827,840	$180,802	6.32%
Debt securities available for sale	147,182	4,972	4.52	149,525	5,107	4.57
Other interest-earning assets(2)	204,365	6,025	3.94	168,984	6,762	5.35
Total interest-earning assets	4,141,380	185,559	5.99	4,146,349	192,671	6.21
Other assets	190,354			262,029
Total assets	$4,331,734			$4,408,378
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$554,308	$3,338	0.81%	$560,348	$3,656	0.87%
Money market accounts	1,384,601	26,453	2.55	1,335,414	27,457	2.75
Savings accounts	168,172	85	0.07	180,760	106	0.08
Certificate accounts	756,340	18,859	3.33	917,394	27,474	4.00
Total interest-bearing deposits	2,863,421	48,735	2.28	2,993,916	58,693	2.62
Junior subordinated debt	6,189	339	7.32	10,155	618	8.14
Borrowings	14,981	423	3.78	24,117	835	4.63
Total interest-bearing liabilities	2,884,591	49,497	2.29	3,028,188	60,146	2.66
Noninterest-bearing deposits	792,989			740,785
Other liabilities	57,177			63,791
Total liabilities	3,734,757			3,832,764
Stockholders' equity	596,977			575,614
Total liabilities and stockholders' equity	$4,331,734			$4,408,378
Net earning assets	$1,256,789			$1,118,161
Average interest-earning assets to average interest-bearing liabilities	143.57%			136.96%
Non-tax-equivalent
Net interest income		$136,062			$132,525
Interest rate spread			3.70%			3.55%
Net interest margin(3)			4.39%			4.27%
Tax-equivalent(4)
Net interest income		$137,394			$133,814
Interest rate spread			3.74%			3.59%
Net interest margin(3)			4.44%			4.31%
(1)Average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments and deposits in other banks.
(3)Net interest income divided by average interest-earning assets.
(4)Tax-equivalent results include adjustments to interest income of $1,332 and $1,289 for the nine months ended September 30, 2026 and 2025, respectively, calculated based on combined federal and state tax rates of 23% and 24% for the same periods, respectively.
Total interest and dividend income for the nine months ended September 30, 2026 decreased $7.1 million, or 3.7%, when compared to the nine months ended September 30, 2025. A decline of $6.2 million, or 3.5%, in loan interest income drove this change, primarily due to runoff in the equipment finance portfolio and a decline in the average balance of HELOC loans held for sale. Accretion income on acquired loans of $2.4 million and $1.7 million was recognized during the same periods, respectively, and was included in loan interest income.

Total interest expense for the nine months ended September 30, 2026 decreased $10.6 million, or 17.7%, when compared to the nine months ended September 30, 2025. A decline of $10.0 million, or 17.0%, in deposit interest expense drove this change, primarily the result of a decline in the average balance of certificate accounts, specifically brokered deposits, in addition to a decline in the average cost of funds across funding categories.
The following table shows the effects that changes in average balances (volume), including differences in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

	Increase / (Decrease) Due to		Total Increase / (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets
Loans receivable	$(1,795)	$(4,445)	$(6,240)
Debt securities available for sale	(80)	(55)	(135)
Other interest-earning assets	1,416	(2,153)	(737)
Total interest-earning assets	(459)	(6,653)	(7,112)
Interest-bearing liabilities
Interest-bearing checking accounts	(39)	(279)	(318)
Money market accounts	1,011	(2,015)	(1,004)
Savings accounts	(7)	(14)	(21)
Certificate accounts	(4,823)	(3,792)	(8,615)
Junior subordinated debt	(241)	(38)	(279)
Borrowings	(316)	(96)	(412)
Total interest-bearing liabilities	(4,415)	(6,234)	(10,649)
Increase in net interest income			$3,537
Provision for Credit Losses. The following table presents a breakdown of the components of the provision for credit losses:

	Nine Months Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Provision for credit losses
Loans	$2,755	$3,940	$(1,185)	(30)%
Off-balance sheet credit exposure	(660)	918	(1,578)	(172)
Total provision for credit losses	$2,095	$4,858	$(2,763)	(57)%
For the nine months ended September 30, 2026, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $4.7 million during the period:
•$0.6 million benefit driven by changes in the loan mix.
•$0.1 million benefit due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments.
•$1.2 million decrease in specific reserves on individually evaluated credits.
For the nine months September 30, 2025, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $6.1 million during the period:
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
For the nine months ended September 30, 2026 and September 30, 2025, the amounts recorded for off-balance sheet credit exposure were the result of changes in the balance of loan commitments, loan mix, projected economic forecast and qualitative allocations as outlined above.

Noninterest Income. Noninterest income for the nine months ended September 30, 2026 increased $1.4 million, or 5.2%, when compared to the same period last year. Changes in the components of noninterest income are discussed below:

	Nine Months Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$7,627	$7,273	$354	5%
Loan income and fees	2,371	1,846	525	28
Gain on sale of loans held for sale	6,120	5,742	378	7
BOLI income	2,710	2,576	134	5
Operating lease income	5,030	5,032	(2)	—
Gain on sale of branches	—	1,448	(1,448)	(100)
Gain on sale of premises and equipment	1,499	28	1,471	5,254
Other	2,990	2,990	—	—
Total noninterest income	$28,347	$26,935	$1,412	5%
•Loan income and fees: The increase was the result of an additional $907,000 in prepayment penalty fees, partially offset by declines of $274,000 and $156,000 in loan commitment and interest rate swap fees, respectively.
•Gain on sale of loans held for sale: The increase was primarily driven by an increase in the sales volume of the guaranteed portion of SBA commercial loans, partially offset by a reduction in the sales volume of HELOC loans originated for sale. During the nine months ended September 30, 2026, there were $44.5 million of sales of the guaranteed portion of SBA commercial loans with gains of $3.4 million compared to $21.6 million sold with gains of $1.5 million for the corresponding period in the prior year. There were $89.7 million of residential mortgage loans originated for sale sold during the current period for gains of $1.3 million compared to $82.4 million sold with gains of $1.8 million for the corresponding period in the prior year. There were $181.2 million of HELOC loans originated for sale which were sold during the current period with gains of $1.4 million compared to $243.5 million sold with gains of $2.3 million for the corresponding period in the prior year. Lastly, our hedging of mandatory commitments on the residential mortgage loan pipeline resulted in a net gain of $11,000 for the nine months ended September 30, 2026 compared to $163,000 for the nine months ended September 30, 2025.
•Gain on sale of branches: During the prior year period we completed the sale of our two Knoxville, Tennessee branches, recognizing a gain of $1.4 million, with no similar activity occurring in the current year period.
•Gain on sale of premises and equipment: In both periods presented, gains were recognized on the sale of excess parcels of real estate and other equipment.
Noninterest Expense. Noninterest expense for the nine months ended September 30, 2026 increased $7.6 million, or 8.1%, when compared to the same period last year. Changes in the components of noninterest expense are discussed below:

	Nine Months Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$60,174	$54,415	$5,759	11%
Occupancy expense, net	7,598	7,449	149	2
Computer services	8,838	7,855	983	13
Operating lease depreciation expense	4,021	5,427	(1,406)	(26)
Telecom, postage and supplies	1,648	1,646	2	—
Marketing and advertising	1,838	1,365	473	35
Deposit insurance premiums	1,433	1,452	(19)	(1)
Core deposit intangible amortization	979	1,336	(357)	(27)
Merger-related expense	904	—	904	100
Loss on redemption of junior subordinated debt securities	1,079	—	1,079	100
Other	12,579	12,537	42	—
Total noninterest expense	$101,091	$93,482	$7,609	8%
•Salaries and employee benefits: The increase was primarily the result of new hires and increases in pay, incentive compensation and medical premiums.
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
•Core deposit intangible amortization: The intangible recorded in association with the Quantum merger is being amortized on an accelerated basis, so the rate of amortization slowed year-over-year.

•Merger-related expense: See explanation in the "Comparison of Results of Operations for the Three Months Ended September 30, 2026 and June 30, 2026 – Noninterest Expense" section above.
•Loss on redemption of junior subordinated debt securities: See explanation in the "Comparison of Results of Operations for the Three Months Ended September 30, 2026 and June 30, 2026 – Noninterest Expense" section above.
Income Taxes. The amount of income tax expense is influenced by the amount of pre-tax income, tax-exempt income, income tax credits, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits. The effective tax rates for the nine months ended September 30, 2026 and 2025 were 17.7% and 21.1%, respectively, with the year-over-year decrease primarily driven by the recognition of a $1.9 million benefit associated with the Company's utilization of purchased income tax credits.
Comparison of Financial Condition at September 30, 2026 and December 31, 2025
General.  Total assets decreased by $123.9 million to $4.4 billion and total liabilities decreased by $93.3 million to $3.9 billion at September 30, 2026 as compared to December 31, 2025. These changes can be traced to the use of existing liquidity and the proceeds from loan sales to fund $50.2 million in loan growth, offset a $126.4 million decline in deposits and fund $75.0 million in stock repurchases. The decrease in deposits was the result of a $145.6 million reduction in brokered deposits, partially offset by an increase of $19.2 million in all other deposit categories.
Cash and Cash Equivalents.  Total cash and cash equivalents decreased $78.2 million, or 24.1%, to $246.5 million at September 30, 2026 from $324.7 million at December 31, 2025.
Certificates of Deposit in Other Banks.  Total certificates of deposit in other banks decreased $10.1 million, or 53.8%, to $8.7 million at September 30, 2026 compared to December 31, 2025.
Debt Securities Available for Sale.  Debt securities available for sale decreased $3.8 million, or 2.7%, to $138.7 million at September 30, 2026 from $142.5 million at December 31, 2025. Outside of fluctuations in value, the changes between periods were the result of $31.4 million in purchases, partially offset by $30.8 million in proceeds from the maturity, call and paydown of securities. All purchases were MBS and consistent with the composition of the existing securities held in the portfolio.
Loans Held for Sale. Loans held for sale decreased $104.2 million, or 50.7%, to $101.5 million at September 30, 2026 from $205.7 million at December 31, 2025. This was driven by a decrease of $106.1 million, or 65.2%, in HELOC loans held for sale due to loan sales during the current period.
Loans, Net of Deferred Loan Fees and Costs.  Loans held for investment totaled $3.6 billion at September 30, 2026, an increase of $50.2 million, or 1.4%, compared to the balance as of December 31, 2025. The following table illustrates the changes within the portfolio:

	As of		Change		Percent of Total
	September 30, 2026	December 31, 2025			September 30, 2026	December 31, 2025
(Dollars in thousands)			$	%
Commercial real estate loans
Construction and land development	$336,851	$277,028	$59,823	22%	9%	8%
Commercial real estate – owner occupied	554,160	562,049	(7,889)	(1)	15	16
Commercial real estate – non-owner occupied	826,745	832,502	(5,757)	(1)	23	23
Multifamily	137,122	110,912	26,210	24	4	3
Total commercial real estate loans	1,854,878	1,782,491	72,387	4	51	50
Commercial loans
Commercial and industrial	418,045	378,686	39,359	10	12	10
Equipment finance	237,065	311,356	(74,291)	(24)	7	9
Municipal leases	162,410	166,396	(3,986)	(2)	4	5
Total commercial loans	817,520	856,438	(38,918)	(5)	23	24
Residential real estate loans
Construction and land development	50,206	45,617	4,589	10	1	1
One-to-four family	623,822	633,511	(9,689)	(2)	17	18
HELOCs	255,991	217,310	38,681	18	7	6
Total residential real estate loans	930,019	896,438	33,581	4	25	25
Consumer loans	25,909	42,787	(16,878)	(39)	1	1
Total loans, net of deferred loan fees and costs	$3,628,326	$3,578,154	$50,172	1%	100%	100%

Asset Quality. The following table sets forth the composition of nonperforming assets, made up of nonaccrual loans and repossessed assets, across our asset categories.

(Dollars in thousands)	September 30, 2026	June 30, 2026	March 31, 2026
Nonaccruing loans
Commercial real estate
Construction and land development	$1,805	$472	$854
Commercial real estate – owner occupied	21,236	11,996	11,256
Commercial real estate – non-owner occupied	7,206	4,273	6,704
Multifamily	—	838	—
Total commercial real estate	30,247	17,579	18,814
Commercial
Commercial and industrial	16,149	14,617	10,578
Equipment finance	5,238	5,003	6,096
Total commercial	21,387	19,620	16,674
Residential real estate
One-to-four family	5,629	5,168	3,632
HELOCs	8,160	7,797	7,140
Total residential real estate	13,789	12,965	10,772
Consumer	388	438	479
Total nonaccruing loans	$65,811	$50,602	$46,739
Total repossessed assets	4,586	4,049	316
Total nonperforming assets	$70,397	$54,651	$47,055
Total nonperforming assets as a percentage of total assets	1.59%	1.23%	1.07%

Total SBA loans included in nonaccrual loans	$29,049	$30,254	$22,720
Portion of SBA loans fully guaranteed by the SBA	22,665	23,563	16,348

Total nonaccruing loans, excluding the balance fully guaranteed by the SBA	43,146	27,039	30,391
Total repossessed assets	4,586	4,049	316
Total nonperforming assets, excluding the balance fully guaranteed by the SBA	$47,732	$31,088	$30,707
Total nonperforming assets, excluding the balance fully guaranteed by the SBA, as a percentage of total assets	1.08%	0.70%	0.70%
SBA loans made up 41.3%, 55.4% and 48.5% of total nonperforming assets at September 30, 2026, June 30, 2026 and March 31, 2026, respectively. The increase between March 31, 2026 and September 30, 2026 is partially the result of a management decision to accelerate the repurchase of the sold portion of nonperforming SBA loans (fully guaranteed portion) to simplify the workout process. In addition, one $18.0 million commercial loan relationship was newly classified as nonperforming during the quarter ended September 30, 2026 although no loss is anticipated.
Classified assets increased by $21.4 million, or 30.2%, to $92.1 million, or 2.08% of total assets, as of September 30, 2026 when compared to the balance of $70.7 million, or 1.59% of total assets, as of June 30, 2026. Classified assets increased by $25.9 million, or 39.2%, to $92.1 million, or 2.08% of total assets, as of September 30, 2026 when compared to the balance of $66.2 million, or 1.46% of total assets, as of December 31, 2025. SBA loans made up the largest portion of classified assets at $33.0 million and $27.3 million, respectively, as of September 30, 2026 and December 31, 2025, of which $25.2 million and $19.8 million, respectively, was fully guaranteed. The remaining population of classified assets as of September 30, 2026 included $17.5 million of owner-occupied commercial real estate loans, $11.0 million of HELOCs, $10.2 million of 1-4 family residential real estate loans, $7.7 million of equipment finance loans (concentrated in the transportation sector), and $6.5 million of commercial and industrial loans.

Allowance for Credit Losses on Loans.  The ACL on loans was $39.5 million, or 1.09% of total loans, at September 30, 2026 compared to $41.5 million, or 1.16% of total loans, at December 31, 2025. The drivers of this change are discussed in the "Comparison of Results of Operations for the Nine Months Ended September 30, 2026 and September 30, 2025 – Provision for Credit Losses" section above.
The following table summarizes the distribution of the ACL by loan category at the dates indicated.

	September 30, 2026			December 31, 2025
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate
Construction and land development	$4,421	9%	0.12%	$3,948	8%	0.11%
Commercial real estate – owner occupied	5,185	15	0.14	5,404	16	0.15
Commercial real estate – non-owner occupied	8,798	23	0.24	8,908	23	0.25
Multifamily	1,291	4	0.04	1,038	3	0.03
Total commercial real estate	19,695	51	0.54	19,298	50	0.54
Commercial
Commercial and industrial	4,856	12	0.13	4,894	10	0.14
Equipment finance	5,665	7	0.16	8,110	9	0.22
Municipal leases	305	4	0.01	327	5	0.01
Total commercial	10,826	23	0.30	13,331	24	0.37
Residential real estate
Construction and land development	293	1	0.01	307	1	0.01
One-to-four family	6,149	17	0.17	6,342	18	0.18
HELOCs	2,221	7	0.06	1,843	6	0.05
Total residential real estate	8,663	25	0.24	8,492	25	0.24
Consumer	317	1	0.01	358	1	0.01
Total loans	$39,501	100%	1.09%	$41,479	100%	1.16%

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Allocated Allowance	ACL to Loans	Allocated Allowance	ACL to Loans
ACL composition
Quantitative allocation	$21,528	0.60%	$22,832	0.64%
Qualitative allocation	17,890	0.49	17,359	0.50
Individual allocation	83	—	1,288	0.02
Total ACL	$39,501	1.09%	$41,479	1.16%
Net loan charge-offs totaled $4.7 million for the nine months ended September 30, 2026 compared to $6.1 million for the same period last year. Net charge-offs were concentrated within our equipment finance portfolio, primarily related to over-the-road truck loans, where we recognized net charge-offs of $2.7 million and $4.2 million for the same periods, respectively. Annualized net charge-offs as a percentage of average loans were 0.17% for the nine months ended September 30, 2026 as compared to 0.21% for the nine months ended September 30, 2025.
Income taxes receivable.  The balance of income taxes receivable increased $15.7 million, or 273.3%, to $21.4 million at September 30, 2026 compared to $5.7 million at December 31, 2025, due to the purchase of renewable energy income tax credits in the current year to be collected in future periods.
Deposits.  The following table summarizes the composition of our deposit portfolio as of the dates indicated:

(Dollars in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Core deposits
Noninterest-bearing accounts	$773,502	$707,748	$65,754	9%
NOW accounts	550,907	546,387	4,520	1
Money market accounts	1,381,671	1,374,635	7,036	1
Savings accounts	161,826	171,455	(9,629)	(6)
Total core deposits	2,867,906	2,800,225	67,681	2
Certificates of deposit	715,703	909,772	(194,069)	(21)
Total	$3,583,609	$3,709,997	$(126,388)	(3)%
The decrease in deposits was the result of a $145.6 million reduction in brokered deposits, partially offset by an increase of $19.2 million in all other deposit categories.
Junior subordinated debt.  The balance of junior subordinated debt declined from $10.2 million at December 31, 2025 to $0 at September 30, 2026 as the debt was redeemed during the current year.

Stockholders' Equity.  Stockholders' equity decreased $30.6 million to $570.1 million at September 30, 2026 as compared to December 31, 2025. Activity within stockholders' equity included $50.4 million in net income and $5.8 million in share-based compensation and stock option exercises, partially offset by $7.1 million in cash dividends declared and $75.0 million in stock repurchases. In addition, accumulated other comprehensive income declined by $4.0 million as the unrealized loss on available for sale securities increased due to changes in market interest rates.
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. All qualifying one-to-four family loans, HELOCs, commercial real estate loans, multifamily loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction loans, indirect auto loans, and equipment and municipal leases are pledged as collateral to secure outstanding FRB advances. At September 30, 2026, the Company had the ability to borrow $338.1 million through additional FHLB advances and $480,000 through the unused portion of a line of credit with the FRB. At this same date, the Company maintained revolving lines of credit with four unaffiliated banks which totaled $135.0 million, all of which was unused.
We also classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our securities portfolio is of high quality, of short duration, and the securities would therefore be readily marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At September 30, 2026, brokered deposits totaled $125.8 million, or 3.5% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and debt securities, including MBS. We are a separate legal entity from the Bank and must provide for our own liquidity and pay our own operating expenses. Our primary source of funds consists of dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2026, we (on an unconsolidated basis) had liquid assets of $7.3 million.
At the Bank level, we use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals and to fund loan commitments. At September 30, 2026, the total approved loan commitments and unused lines of credit outstanding amounted to $331.7 million and $884.7 million, respectively. Certificates of deposit scheduled to mature in one year or less at September 30, 2026 totaled $703.5 million. It is management's policy to manage deposit rates to be competitive with other local financial institutions. Based on this strategy, we believe that a majority of maturing deposits will be retained.
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
At September 30, 2026, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. Consistent with the Company's goals to operate a sound and profitable organization, its policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at September 30, 2026 under applicable regulatory requirements.

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
September 30, 2026
CET1 Capital (to risk-weighted assets)	$535,431	13.34%	$180,659	4.50%	$260,952	6.50%
Tier I Capital (to total adjusted assets)	535,431	12.52	171,067	4.00	213,834	5.00
Tier I Capital (to risk-weighted assets)	535,431	13.34	240,878	6.00	321,171	8.00
Total Risk-based Capital (to risk-weighted assets)	578,892	14.42	321,171	8.00	401,464	10.00

December 31, 2025
CET1 Capital (to risk-weighted assets)	$560,919	13.83%	$182,491	4.50%	$263,598	6.50%
Tier I Capital (to total adjusted assets)	571,139	12.99	175,853	4.00	219,816	5.00
Tier I Capital (to risk-weighted assets)	571,139	14.08	243,321	6.00	324,429	8.00
Total Risk-based Capital (to risk-weighted assets)	617,238	15.22	324,429	8.00	405,536	10.00

HomeTrust Bank
September 30, 2026
CET1 Capital (to risk-weighted assets)	$520,777	12.98%	$180,550	4.50%	$260,794	6.50%
Tier I Capital (to total adjusted assets)	520,777	12.19	170,843	4.00	213,554	5.00
Tier I Capital (to risk-weighted assets)	520,777	12.98	240,733	6.00	320,978	8.00
Total Risk-based Capital (to risk-weighted assets)	564,238	14.06	320,978	8.00	401,222	10.00

December 31, 2025
CET1 Capital (to risk-weighted assets)	$555,807	13.71%	$182,427	4.50%	$263,506	6.50%
Tier I Capital (to total adjusted assets)	555,807	12.65	175,795	4.00	219,743	5.00
Tier I Capital (to risk-weighted assets)	555,807	13.71	243,236	6.00	324,315	8.00
Total Risk-based Capital (to risk-weighted assets)	601,906	14.85	324,315	8.00	405,394	10.00
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.50% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of September 30, 2026, the Company's and Bank's risk-based capital exceeded the required capital contribution buffer.
Dividends paid by HomeTrust Bank are limited, without prior regulatory approval, to current year earnings and earnings less dividends paid during the preceding two years.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has not been any material change in the market risk disclosures contained in our 2025 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2026, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2026, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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
Changes in Internal Controls: There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(b) Not applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2026:

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plans	Maximum # of Shares that May Yet Be Purchased Under Publicly Announced Plans
July 1 - July 31, 2026	66,436	$50.80	66,436	25,461
August 1 - August 31, 2026	500,202	48.15	500,202	357,259
September 1 - September 30, 2026	357,259	47.34	357,259	—
Total	923,897	$48.03	923,897	—
The Company's Board of Directors has, from time to time, authorized the repurchase of its common stock. In July 2026, the Company completed the repurchase plan originally authorized on December 15, 2025, of 870,000 shares of common stock which represented approximately 5% of the Company's outstanding shares at the time of the announcement. On August 4, 2026, an additional 832,000 shares of common stock were authorized for repurchase representing approximately 5% of the Company's outstanding shares at the time of the announcement. As of September 30, 2026, all of these shares had been purchased at an average price of $47.70 per share.
On October 5, 2026, the Company announced the completion of the previous stock repurchase program and the authorization of the repurchase of an additional 790,000 shares of common stock, representing approximately 5% of the Company's outstanding shares at the time of the announcement. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors.
Item 3. Defaults Upon Senior Securities
Nothing to report.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Plans: During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

HOMETRUST BANCSHARES, INC.

Date: November 6, 2026	By:	/s/ C. Hunter Westbrook
C. Hunter Westbrook
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 6, 2026	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)